Form 10QSB
period 1996-06-30
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1996-08-02
CIK 845394

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD                               COMMISSION FILE
ENDED JUNE 30, 1996                                    NUMBER 033-26427

             TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
            (Name of small business issuer in its charter)

              Virginia                              54-1482898
(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)                   Identification Number)

2201 Wilson Boulevard, Arlington, VA                            22201
(Address of principal executive offices)                     (Zip Code)

                            (703) 247-2900
                      (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Exchange Act:

                                 None
                           (Title of class)


Securities registered pursuant to Section 12(g) of the Act:
                                                  Name of each exchange
                          Title of each class   on which registered

                       Limited Partnership Interest  None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past ninety days. Yes x No




          TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
                              FORM 10-QSB
             For the Six Month Period Ended June 30, 1996


                           TABLE OF CONTENTS

                    PART I - FINANCIAL INFORMATION


                                                                  Page

Item 1.  Financial Statements                                       3

Item 2.  Management's Discussion and Analysis or Plan of Operation   14


                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                         13



Signatures                                                         14

Part I - Financial Information

Item 1.  Financial Statements


             Telecommunications Growth & Income Fund L.P.

                   CONSOLIDATED FINANCIAL STATEMENTS




                                 INDEX



CONSOLIDATED BALANCE SHEETS
 June 30, 1996 (Unaudited) and December 31, 1995 (Audited)   4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended June 30, 1996 and 1995 (Unaudited)    6
 Six months ended June 30, 1996 and 1995 (Unaudited)      6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1995 (Audited) and
 for the six months ended June 30, 1996 (Unaudited)      7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the six months ended June 30, 1996 and 1995 (Unaudited)   8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      10-12



                    TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                              CONSOLIDATED BALANCE SHEETS

                       AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                                        ASSETS

                                               June 30,1996  Dec. 31, 1995
                                                (Unaudited)      (Audited)

CASH AND CASH EQUIVALENTS                          $146,399       $175,561

RECEIVABLES:
   Customer accounts receivable                          88             88
   Rent                                               8,120         17,505
   Affiliates                                         1,844          1,844
   Other                                             22,667         22,667

                                                     32,719         42,104

     Total current assets                           179,118        217,665


   LAND                                              74,624         74,624
   BUILDINGS, net of accumulated
     depreciation of $91,134 and $84,465            175,611        182,280
   COMMUNICATIONS TOWERS, net of accumulated
     depreciation of $418,048 and $386,025          813,403        845,426
   INTANGIBLE ASSETS, net of accumulated
     amortization of $853,334 and $848,334          131,666        136,666

                                                  1,195,304      1,238,996

OTHER ASSETS:
   Note receivable                                1,700,000      1,700,000
   Additional consideration receivable              412,368        396,251
   Other assets                                         779         37,747

                                                  2,113,147      2,133,998

   Total Assets                                  $3,487,569     $3,590,659



                        The accompanying notes are an integral
                   part of these consolidated financial statements.


             TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                              CONSOLIDATED BALANCE SHEETS

                       AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                             June 30, 1996   Dec. 31, 1995
                                                (Unaudited)      (Audited)

CURRENT LIABILITIES:
   Notes payable, current portion                 $     -          $24,456
   Accrued liabilities                               14,802         24,047
   Accounts payable-affiliates                        6,232          6,238
   Deferred income                                   15,677         19,571
   Security deposits                                  8,625          9,625

     Total current liabilities                       45,336         83,937

NOTES PAYABLE, less current portion                     -           52,068

MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP                                10,511         10,078

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.                                       9,475          8,742

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                  (28,355)       (28,218)

  Investor Limited Partners                       3,450,602      3,464,052

                                                  3,422,247      3,435,834

  Total Liabilities and Partners'
     Capital (Deficit)                           $3,487,569     $3,590,659


                        The accompanying notes are an integral
                   part of these consolidated financial statements.


                  TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE AND SIX MONTHS ENDED

                          JUNE 30, 1996 AND 1995 (UNAUDITED)


                                        Three Months Ended Six Months Ended
                                              June 30,            June 30,
                                            1996      1995      1996   1995
REVENUES:
  Rental income                         $157,651  $151,254  $316,675  $296,800

COSTS AND EXPENSES:
  Operating, general and administrative 37,102 36,137 73,745 84,497 Management fees
   - affiliates                            9,213     8,984    18,517    17,774
   - others                               17,521    19,132    34,473    39,484
  Depreciation and amortization           21,846    39,586    70,634    79,172
                                          85,682   103,839   197,369   220,927
OPERATING INCOME                          71,969    47,415   119,306    75,873

OTHER INCOME (EXPENSES):
  Interest income                         43,404    43,134    86,372    86,119
  Interest expense                           -     (1,944)   (1,274)   (3,866)

                                          43,404    41,190    85,098    82,253
INCOME BEFORE ALLOCATION TO
 MINORITY INTERESTS                      115,373    88,605   204,404   158,126

MINORITY INTEREST IN TOWER VENTURES
 LIMITED PARTNERSHIP'S NET INCOME        (1,011)     (821)   (1,742)   (1,588)

MINORITY INTEREST IN UNITED MOBILE
 NETWORKS L.P.                             (357)     (284)     (733)     (421)

NET INCOME                              $114,005   $87,500  $201,929  $156,117

ALLOCATION OF NET INCOME:
  General Partner                         $1,140     $ 875    $2,019    $1,561

  Investor Limited Partners             $112,865  $ 86,625  $199,910  $154,556

  Net income per Investor
    Limited Partner Unit                  $21.16    $16.24    $37.48    $28.98


                        The accompanying notes are an integral
                  part of these consolidated financial statements.


             TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEAR ENDED DECEMBER 31, 1995 (AUDITED) AND FOR THE

                      SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)


                                                  Investor
                                  General          Limited
                                  Partner         Partners            Total



BALANCE, January 1,
  1995                          $(28,593)       $3,446,591       $3,417,998

Distributions                     (3,573)        (373,380)        (376,953)

Net Income                          3,948          390,841          394,789

BALANCE, December 31,
   1995                          (28,218)        3,464,052        3,435,834

Distributions                     (2,156)        (213,360)        (215,516)

Net Income                          2,019          199,910          201,929

BALANCE, June 30,
    1996                     $   (28,355)       $3,450,602       $3,422,247


                        The accompanying notes are an integral
                   part of these consolidated financial statements.


                TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE SIX MONTHS ENDED

                                JUNE 30, 1996 AND 1995
                                      (UNAUDITED)


                                                    Six Months Ended June 30,
                                                    1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $201,929      $156,117
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                  70,634        79,172
      Imputed interest on additional consideration
        receivable                                  (16,117)      (14,882)
   Changes in assets and liabilities:
         Decrease in receivables                     9,385         1,217
         Decrease in accrued liabilities            (9,245)       (42,243)
         Decrease in deferred revenue               (3,894)       (2,854)
         Increase (decrease) in security deposits   (1,000)       2,000
         Increase in minority interests             1,165         2,009
         Decrease in accounts payable-affiliates    (6)           (36,895)
         Decrease in deposits and
           prepaid expenses                         10,026          8,902

  Net cash provided by operating activities         262,877       152,543


CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                     (215,516)     (160,020)
  Repayment of borrowings                           (76,523)        (9,467)

  Net cash used in financing activities             (292,039)     (169,487)

DECREASE IN CASH AND CASH EQUIVALENTS               (29,162)      (16,944)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                              175,561       173,793

CASH AND CASH EQUIVALENTS, END OF PERIOD            $146,399      $156,849


                        The accompanying notes are an integral
                   part of these consolidated financial statements.

                     TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE SIX MONTHS ENDED

                                JUNE 30, 1996 AND 1995
                                      (UNAUDITED)




                                            Six Months Ended June 30,
                                                    1996          1995


Supplementary information:
Cash paid during the period for interest            $878          $3,780


The following non-cash activities
resulted from the sale of
of UMN L.P. assets:



Imputed interest receivable                         $16,117       $14,882





The accompanying notes are an integral part of these consolidated financial statements.




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Basis of Presentation

   The accompanying financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its 99% owned subsidiary, Tower Ventures Limited Partnership, a Pennsylvania limited partnership ("Tower Ventures"), on a consolidated basis. The remaining 1% limited partnership interest in Tower Ventures is held by DCOA and Malarkey-Taylor in trust for the Partnership until the property is sold.

   On November 9, 1990, the Partnership purchased a 29.5% limited partnership interest in United Mobile Networks L.P. ("UMN L.P."), a Delaware limited partnership. On June 29, 1992, the Partnership's limited partnership interest increased to a 99% limited partnership interest, pursuant to the Third Amendment to the Limited Partnership Agreement of UMN L.P. As a result of the provisions of UMN L.P.'s partnership agreement, the Partnership was deemed to control UMN L.P. as of November 9, 1990 (date of purchase). Accordingly, the accompanying consolidated financial statements include the accounts of UMN L.P.
since November 9, 1990 on a consolidated basis.

   All intercompany transactions have been eliminated in consolidation.

   Cash Equivalents

   For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $88,601 and $121,345 at June 30, 1996 and December 31, 1995, respectively.

   Income Taxes

   No provision has been made for Federal and state income taxes since the Partnership's profits and losses are reported by the individual partners on their respective income tax returns.

   Deferred Income

   Deferred income represents prepayments of rent by certain tenants of the communications tower owned by Tower Ventures that are recognized as revenue in subsequent months.

   Minority Interest in Tower Ventures Limited Partnership

   Minority interest in Tower Ventures Limited Partnership, as shown on the balance sheet, reflects the remaining capital account balances attributable to the 1% interest in Tower Ventures owned by DCOA and Malarkey-Taylor Associates, Inc.

   For the six months ended June 30, 1996 and 1995, Tower Ventures reported net income of $174,239 and $158,752, respectively. The minority interest's 1% share in this net income is $1,742 and $1,588, respectively, and is reflected on the balance sheet as Minority Interest in Tower Ventures.


   Minority Interest in United Mobile Networks L.P.

   Minority interest is reflected in consolidation and represents the 1% of UMN L.P. not owned by the Partnership.

   For the six months ended June 30, 1996 and 1995, UMN L.P. reported net income of $73,321 and $42,090, respectively. The minority interest's 1% share in this net income is $733 and $421, respectively, and is reflected on the balance sheet as Minority Interest in UMN L.P.

   Depreciation and Amortization

   Buildings and the communications towers are stated at cost and depreciated over estimated useful lives of 20 years using the straight-line method. Costs assigned to intangible assets are being amortized using the straight-line method over the remaining estimated useful lives of from 4 months to 20 years (see Note 4). Loan fees are amortized on a straight-line basis over the term of the loan and were fully amortized as of March 31, 1996.

   Income per Investor Limited Partner Unit

   Income per Investor Limited Partner Unit is calculated by dividing the allocation of income (loss) to Investor Limited Partners by the weighted average number of units outstanding during the six months ended June
30, 1996 and 1995 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

   The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the six months ended June 30, 1996 and 1995 were $18,517 and $17,774, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

   For the six months ended June 30, 1996, Partnership operations consisted of operating the communications tower owned by Tower
Ventures and managing the remaining business of UMN L.P. ("ETCLP"), consisting of collecting the interest and principal on the note receivable and additional consideration receivable from, and monitoring the operations of, East Texas Communications L.P., the purchaser of the specialized mobile radio businesses (the "SMR business") owned by UMN L.P. The SMR business was sold to ETCLP effective July 14, 1994.

   Rental revenues from the communications tower (Tower Ventures) increased $19,875 and costs and expenses increased $6,981 for the six months ended June 30, 1995 and 1996, respectively. For the six months ended June 30, 1996, rental revenue of $316,675 was earned from 25 tenant leases. The increase was attributable to the addition of one new tenant, consumer price index rent adjustments and increases in charges to various tenants during this six month period. Tenants are charged for utilities and for their equipment additions to the tower or building.

   Operating, general and administrative expense consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $42,055 and $4,796, respectively, for the six months ended June 30, 1996. The remaining $26,894 represents legal and accounting fees of $22,796 and other administrative costs of $4,098. Management fees during this six month period consisted of fees incurred by Tower Ventures and UMN
L.P. of $28,473 and $6,000, respectively, and management fees of $18,517 to Telecommunications Growth & Income Fund Management Limited Partnership, the general partner.

   Operating income increased by $43,433 from $75,873 to $119,306 for the six months ended June 30, 1995 and 1996, respectively. Depreciation and amortization decreased $8538, and operating, general and administrative expense decreased $10,752. Management fees decreased $4,268.

   Interest expense decreased $2,592, from $3,866 to $1,274 for the six months ended June 30, 1995 and 1996, respectively, as a result of the repayment of the Tower Ventures debt on March 18, 1996. Interest income represents income of $68,000 on the note receivable and $16,117 imputed interest income on the additional consideration receivable from the sale of the SMR business and $2,255 from cash investments.

   For the six months ended June 30, 1996, the Partnership had positive cash flow from operations of $262,877. During the six months ended
June 30, 1996, the Partnership made distributions to investor limited partners in the amount of 4% of contributed capital. These distributions were funded from operating cash flow without considering amortization and depreciation. Future distributions will be determined by management based on operating performance and available positive cash flow.


Financial Condition

   On November 9, 1993, Tower Ventures entered into a $1,000,000 line of credit/term agreement (the "Loan") with a commercial bank to finance repayment of advances from the Partnership, to pay certain fees and costs of obtaining the Loan in the amount of $33,500, and to provide financing for future capital expenditures. The loan was a line of credit which converted to a term loan at the end of the first year and was scheduled to mature on October 8, 1998. On March 18, 1996, Tower Ventures repaid the balance of the Loan from working capital.

   At the time of acquisition, the Communications Tower had twelve tenants with leases generating $34,208 per month. As of June 30, 1996, there were 25 tenant leases in effect with a current rent roll of $50,616 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek to acquire additional tenants for the Communications Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins were 87% and 89% for the six month ended June 30, 1996 and 1995, respectively, and are expected to range from 85% to 90% in the future. Operating cash flow is determined by subtracting operating expenses, excluding management fees, depreciation and amortization, from rental revenues.

   The Partnership had current assets in excess of current liabilities of approximately $133,782 and $133,728 at June 30, 1996 and December 31, 1995, respectively. The Partnership expects to generate positive cash flows for 1996. The sale of UMN L.P. assets is expected to generate additional cash over the next five years of a minimum of $1,700,000. As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.


Part II - Other Information

   None.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   TELECOMMUNICATIONS GROWTH &
     INCOME FUND L.P.

   BY:  TELECOMMUNICATIONS GROWTH
          & INCOME FUND MANAGEMENT
          LIMITED PARTNERSHIP
          General Partner

   BY:  TELECOMMUNICATIONS GROWTH
          & INCOME FUND, INC.
          General Partner


DATE:  August 14, 1996               BY:   /s/ Randall N. Smith
                                     Randall N. Smith, President,
                                     Chief Executive Officer and
                                     Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE:  August 14, 1996               BY:   /s/ Randall N. Smith
                                     Randall N. Smith, President,
                                     Chief Executive Officer and
                                     Director


DATE:  August 14, 1996               BY:   /s/ B. Eric Sivertsen
                                     B. Eric Sivertsen, Vice-
                                     President, Secretary, Director and
                                     Chief Financial and Accounting
                                     Officer