Form 10QSB/A
period 1996-06-30
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1996-11-08
CIK 845394

[ARTICLE] 5
[CIK] 0000845394
[NAME] TELECOMMUNICATION GROWTH & INCOME FUND L.P.
[MULTIPLIER] 1

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-START]                              JAN-1-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                          146399
[SECURITIES]                                         0
[RECEIVABLES]                                    32719
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                179118
[PP&E]                                         1572820
[DEPRECIATION]                                  509182
[TOTAL-ASSETS]                                 3487569
[CURRENT-LIABILITIES]                            45336
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     3422247
[TOTAL-LIABILITY-AND-EQUITY]                   3487569
[SALES]                                              0
[TOTAL-REVENUES]                                316675
[CGS]                                                0
[TOTAL-COSTS]                                   197369
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                1274
[INCOME-PRETAX]                                 201929
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             201929
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    201969
[EPS-PRIMARY]                                    37.48
[EPS-DILUTED]                                    37.48