Form 10QSB
period 1996-09-30
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1996-11-14
CIK 845394

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD                               COMMISSION FILE
ENDED SEPT 30, 1996                                    NUMBER 033-26427

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




          TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
                              FORM 10-QSB
             For the Nine Month Period Ended Sept. 30, 1996


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

                   CONSOLIDATED FINANCIAL STATEMENTS




                                 INDEX



CONSOLIDATED BALANCE SHEETS
 Sept. 30, 1996 (Unaudited) and December 31, 1995 (Audited)   4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended Sept. 30, 1996 and 1995 (Unaudited)    6
 Nine months ended Sept. 30, 1996 and 1995 (Unaudited)      6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1995 (Audited) and
 for the nine months ended Sept. 30, 1996 (Unaudited)      7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the nine months ended Sept. 30, 1996 and 1995 (Unaudited)   8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS      10-12



                    TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                              CONSOLIDATED BALANCE SHEETS

                    AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                        ASSETS

                                              Sept. 30, 1996  Dec. 31, 1995
                                                (Unaudited)      (Audited)

CASH AND CASH EQUIVALENTS                          $149,757       $175,561

RECEIVABLES:
   Customer accounts receivable                          88             88
   Rent                                               8,596         17,505
   Affiliates                                         1,844          1,844
   Other                                             22,667         22,667

                                                     33,195         42,104

     Total current assets                           182,952        217,665


   LAND                                              74,624         74,624
   BUILDINGS, net of accumulated
     depreciation of $94,468 and $84,465            172,277        182,280
   COMMUNICATIONS TOWERS, net of accumulated
     depreciation of $434,259 and $386,025          831,132        845,426
   INTANGIBLE ASSETS, net of accumulated
     amortization of $855,834 and $848,334          121,666        136,666

                                                  1,207,199      1,238,996

OTHER ASSETS:
   Note receivable                                1,700,000      1,700,000
   Additional consideration receivable              420,671        396,251
   Other assets                                      16,958         37,747

                                                  2,137,629      2,133,998

   Total Assets                                  $3,527,780     $3,590,659



                        The accompanying notes are an integral
                   part of these consolidated financial statements.


             TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                       CONSOLIDATED BALANCE SHEETS

             AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                             Sept. 30, 1996   Dec. 31, 1995
                                                (Unaudited)      (Audited)

CURRENT LIABILITIES:
   Notes payable, current portion                 $     -          $24,456
   Accrued liabilities                               37,565         24,047
   Accounts payable-affiliates                        6,585          6,238
   Deferred income                                   15,448         19,571
   Security deposits                                  8,625          9,625

     Total current liabilities                       68,223         83,937

NOTES PAYABLE, less current portion                     -           52,068

MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP                                11,160         10,078

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.                                       9,864          8,742

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                  (27,125)       (28,218)

  Investor Limited Partners                       3,465,658      3,464,052

                                                  3,438,533      3,435,834

  Total Liabilities and Partners'
     Capital (Deficit)                           $3,527,780     $3,590,659


                        The accompanying notes are an integral
                   part of these consolidated financial statements.


                  TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE AND NINE MONTHS ENDED

                          SEPT. 30, 1996 AND 1995 (UNAUDITED)


                                       Three Months Ended   Nine Months Ended
                                            Sept. 30,            Sept. 30,
                                            1996      1995      1996   1995
REVENUES:
  Rental income                         $153,588  $154,728  $470,263  $451,528

COSTS AND EXPENSES:
  Operating, general and administrative 24,728 42,991 98,473 127,488 Management fees
   - affiliates                            9,252     9,068    27,769    26,842
   - others                               16,526    15,744    50,999    55,228
  Depreciation and amortization           22,045    19,102    92,679    98,274
                                          72,551    86,905   269,920   307,832
OPERATING INCOME                          81,037    67,823   200,343   143,696

OTHER INCOME (EXPENSES):
  Interest income                         43,368    43,263   129,740   129,382
  Interest expense                           -     (1,818)   (1,274)    (5,684)

                                          43,368    41,445   128,466   123,698
INCOME BEFORE ALLOCATION TO
 MINORITY INTERESTS                      124,405   109,268   328,809   267,394

MINORITY INTEREST IN TOWER VENTURES
 LIMITED PARTNERSHIP'S NET INCOME        (1,049)     (972)   (2,791)   (2,560)

MINORITY INTEREST IN UNITED MOBILE
 NETWORKS L.P.                             (390)     (323)   (1,123)     (744)

NET INCOME                              $122,966  $107,973  $324,895  $264,090

ALLOCATION OF NET INCOME:
  General Partner                         $1,230    $1,080    $3,249    $2,641

  Investor Limited Partners             $121,736  $106,893  $321,646  $261,449

  Net income per Investor
    Limited Partner Unit                  $22.82    $20.04    $60.30    $49.02


                        The accompanying notes are an integral
                  part of these consolidated financial statements.


              TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

         FOR THE YEAR ENDED DECEMBER 31, 1995 (AUDITED) AND FOR THE

             NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)


                                                  Investor
                                  General          Limited
                                  Partner         Partners            Total



BALANCE, January 1,
  1995                          $(28,593)       $3,446,591       $3,417,998

Distributions                     (3,573)         (373,380)        (376,953)

Net Income                         3,948           390,841          394,789

BALANCE, December 31,
   1995                          (28,218)        3,464,052        3,435,834

Distributions                     (2,156)         (320,040)        (322,196)

Net Income                         3,249           321,646          324,895

BALANCE, September 30,
    1996                        $(27,125)       $3,465,658       $3,438,533


                        The accompanying notes are an integral
                   part of these consolidated financial statements.


                TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE NINE MONTHS ENDED

                        SEPTEMBER 30, 1996 AND 1995
                               (UNAUDITED)


                                                Nine Months Ended Sept. 30,
                                                    1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $324,895      $264,090
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                  92,679        98,274
      Imputed interest on additional consideration
        receivable                                  (24,420)      (22,548)
   Changes in assets and liabilities:
         Decrease (increase) in receivables           8,909        (8,357)
         Increase (decrease) in accrued liabilities  13,519       (29,818)
         Decrease in deferred revenue                (4,123)       (3,262)
         Increase (decrease) in security deposits    (1,000)        2,000
         Increase in minority interests               2,203         3,304
         Increase (decrease) in
           accounts payable-affiliates                  346       (37,137)
         Decrease in other assets                    (6,153)       (6,866)

  Net cash provided by operating activities         406,855       259,680

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital improvements                              (33,940)            0

  Net cash used in investing activities             (33,940)            0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                    (322,196)     (266,700)
  Repayment of borrowings                           (76,523)      (13,017)

  Net cash used in financing activities            (398,719)     (279,717)

DECREASE IN CASH AND CASH EQUIVALENTS               (25,804)      (20,037)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                              175,561       173,793

CASH AND CASH EQUIVALENTS, END OF PERIOD           $149,757      $153,756


                        The accompanying notes are an integral
                   part of these consolidated financial statements.

                     TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE NINE MONTHS ENDED

                              SEPTEMBER 30, 1996 AND 1995
                                      (UNAUDITED)




                                            Nine Months Ended Sept. 30,
                                                    1996          1995


Supplementary information:
Cash paid during the period for interest            $878        $11,834


The following non-cash activities
resulted from the sale of
of UMN L.P. assets:



Imputed interest receivable                      $24,419       $22,548





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

   Cash Equivalents

   For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $89,666 and $121,345 at Sept. 30, 1996 and December 31, 1995, respectively.

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

   For the nine months ended Sept. 30, 1996 and 1995, Tower Ventures reported net income of $279,085 and $255,989, respectively. The minority interest's 1% share in this net income is $2,791 and $2,560, respectively, and is reflected on the balance sheet as Minority Interest in Tower Ventures.


   Minority Interest in United Mobile Networks L.P.

   Minority interest is reflected in consolidation and represents the 1% of UMN L.P. not owned by the Partnership.

   For the nine months ended Sept. 30, 1996 and 1995, UMN L.P. reported net income of $112,265 and $74,365, respectively. The minority interest's 1% share in this net income is $1,123 and $744, respectively, and is reflected on the balance sheet as Minority Interest in UMN L.P.

   Depreciation and Amortization

   Buildings and the communications towers are stated at cost and depreciated over estimated useful lives of 20 years using the straight-line method. Costs assigned to intangible assets are being amortized using the straight-line method over the remaining estimated useful lives of from 4 months to 20 years. Loan fees are amortized on a straight-line basis over the term of the loan and were fully amortized as of March 31, 1996.

   Income per Investor Limited Partner Unit

   Income per Investor Limited Partner Unit is calculated by dividing the allocation of income (loss) to Investor Limited Partners by the weighted average number of units outstanding during the nine months ended Sept. 30, 1996 and 1995 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

   The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the nine months ended Sept. 30, 1996 and 1995 were $27,769 and $26,842, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

   For the nine months ended Sept. 30, 1996, Partnership operations consisted of operating the communications tower owned by Tower
Ventures and managing the remaining business of UMN L.P., consisting of collecting the interest and principal on the note receivable and additional consideration receivable from, and monitoring the operations of, East Texas Communications L.P. ("ETCLP"), the purchaser of the specialized mobile radio businesses (the "SMR business") owned by UMN L.P. The SMR business was sold to ETCLP effective July 14, 1994.

   Rental revenues from the communications tower (Tower Ventures) increased $18,735 and costs and expenses increased $127 for the nine months ended Sept. 30, 1995 and 1996, respectively. For the nine months ended Sept. 30, 1996, rental revenue of $470,263 was earned from 26 tenant leases. The increase was attributable to the addition of two new tenants, consumer price index rent adjustments and increases in charges to various tenants during this nine month period. Tenants are charged for utilities and for their equipment additions to the tower or building.

   Operating, general and administrative expense consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $55,226 and $5,153, respectively, for the nine months ended Sept. 30, 1996. The remaining $38,094 represents legal and accounting fees of $33,021 and other administrative costs of $5,073. Management fees during this nine month period consisted of fees incurred by Tower Ventures and UMN
L.P. of $41,999 and $9,000, respectively, and management fees of $27,769 to Telecommunications Growth & Income Fund Management Limited Partnership, the general partner.

   Operating income increased by $56,647 from $143,696 to $200,343 for the nine months ended Sept. 30, 1995 and 1996, respectively. Depreciation and amortization decreased $5,595, and operating, general and administrative expense decreased $29,015. Management fees decreased $3,302.

   Interest expense decreased $4,410, from $5,684 to $1,274 for the nine months ended Sept. 30, 1995 and 1996, respectively, as a result of the repayment of the Tower Ventures debt on March 18, 1996. Interest income represents income of $102,000 on the note receivable and $24,419 imputed interest income on the additional consideration receivable from the sale of the SMR business and $3,321 from cash investments.

   For the nine months ended Sept. 30, 1996, the Partnership had positive cash flow from operations of $406,855. During the nine months ended Sept. 30, 1996, the Partnership made distributions to investor limited partners in the amount of 6% of contributed capital. These distributions were funded from operating cash flow without considering amortization and depreciation. Future distributions will be determined by management based on operating performance and available positive cash flow.


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

   At the time of acquisition, the Communications Tower had twelve tenants with leases generating $34,208 per month. As of Sept. 30, 1996, there were 26 tenant leases in effect with a current rent roll of $51,517 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek to acquire additional tenants for the Communications Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins were 87% and 89% for the nine month ended Sept. 30, 1996 and 1995, respectively, and are expected to range from 85% to 90% in the future. Operating cash flow is determined by subtracting operating expenses, excluding management fees, depreciation and amortization, from rental revenues.

   The Partnership had current assets in excess of current liabilities of approximately $114,729 and $133,728 at September 30, 1996 and December 31, 1995, respectively. The Partnership expects to generate positive cash flows for 1996. The sale of UMN L.P. assets is expected to generate additional cash over the next five years of a minimum of $1,700,000. As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.


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

   TELECOMMUNICATIONS GROWTH &
     INCOME FUND L.P.

   BY:  TELECOMMUNICATIONS GROWTH
          & INCOME FUND MANAGEMENT
          LIMITED PARTNERSHIP
          General Partner

   BY:  TELECOMMUNICATIONS GROWTH
          & INCOME FUND, INC.
          General Partner


DATE:  November 8, 1996             BY:   /s/ Randall N. Smith
                                     Randall N. Smith, President,
                                     Chief Executive Officer and
                                     Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE:  November 8, 1996             BY:   /s/ Randall N. Smith
                                     Randall N. Smith, President,
                                     Chief Executive Officer and
                                     Director


DATE:  November 8, 1996             BY:   /s/ B. Eric Sivertsen
                                     B. Eric Sivertsen, Vice-
                                     President, Secretary, Director and
                                     Chief Financial and Accounting
                                     Officer