Form 10KSB
period 1996-12-31
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1997-03-18
CIK 845394

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR                              COMMISSION FILE
ENDED DECEMBER 31, 1996                          NUMBER 033-26427

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

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past ninety days. Yes x No


Issuer's revenues for its most recent fiscal year:  $636,588.

The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

As of the close of business March 1, 1997, the registrant had outstanding 5,334 units of limited partnership interests,par value $1,000 per unit.

DOCUMENTS INCORPORATED BY REFERENCE: None

           TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
                  1996 Form 10-KSB ANNUAL REPORT



                        TABLE OF CONTENTS

                              PART I


                                                            Page

Item 1.  Business                                                3

Item 2.  Properties                                              5

Item 3.  Legal Proceedings                                        5

Item 4.  Submission of Matters to a Vote of Security Holders     5

                             PART II

Item 5.  Market for the Registrant's Partnership
       Interests and Related Partnership Matters                  5

Item 6.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations              5

Item 7.  Financial Statements                                     8

Item 8.  Changes in and Disagreements with Accounts on
        Accounting and Financial Disclosure                      23

Item 9.  Directors and Executive Officers of the Registrant      23

Item 10.  Executive Compensation                                 26

Item 11.  Security Ownership of Certain Beneficial
         Owners and Management                                   26

Item 12.  Certain Relationships and Related Transactions         26

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K                       26

Part I.

Item 1.  Business

General

    Telecommunications Growth and Income Fund L.P. (the "Partnership"), a Virginia limited partnership, was organized on December 29, 1988. Telecommunications Growth and Income Fund Management Limited Partnership ("TGIF" or the "General Partner"), is the Partnership's sole general partner. Telecommunications Growth and Income Fund, Inc. ("TGIF, Inc.") is the general partner of TGIF. DeRand Telecommunications Corporation ("DTC"), MT Fund I Limited Partnership ("MTLP") and Pennington/Bass Telecommunications, Inc. ("PBT") are the sole stockholders of TGIF, Inc. DTC is wholly-owned by DeRand Corporation of America ("DCOA"), which is also the sole owner of DeRand/Pennington/Bass, Inc.("D/P/B"), which was the selling agent of the offering. PBT is wholly-owned by two former executive officers of DCOA and D/P/B. DCOA is deemed to be controlled by Denison E. Smith and Randall N. Smith,both officers and directors of TGIF, Inc., by virtue of their individual stock ownership of DCOA.

    The Partnership was formed to engage in the business of acquiring, developing, operating, selling and otherwise investing in communications-related businesses. The Partnership intended to acquire various"Communications Businesses" from among the following: franchise cable television systems and other cable-related businesses, broadcast radio stations, cellular telephone systems, paging systems, specialize mobile radio ("SMR"), publishing and various other technologies or devices.

    The Partnership's businesses are managed and monitored by the General Partner which receives a management fee equal to 5% of the gross revenues attributable to each Communications Business.


Communications Tower

    The Partnership owns a general partnership interest in a communications tower (the "Tower" or "Tower Ventures") located in Montgomery County, Pennsylvania. The Tower faces competition from other communications towers or building sites accepting communications equipment in the Philadelphia area. The Partnership's Tower, however, is the tallest communications tower or site in the area, making it a more desirable site than its competitors. The tower is located in an area where current zoning prohibits the construction of new towers. In addition, the construction costs of new towers is quite expensive and the possibility of additional competition is unlikely. Since purchasing the Tower in September, 1989, the Partnership has not lost any tenants to other towers, but has gained two tenants from competitors by offering a better location at a competitive price. The Tower was originally constructed as a television broadcasting tower. The tenant mix on the Tower has expanded to include paging, SMR, broadcast radio and microwave customers.

    The Tower serves various customers, including those providing broadcast radio, microwave, cellular, paging and two-way radio services to the greater-Philadelphia metropolitan area. As of December 31, 1996, the Tower had 20 tenants with 26 leases generating revenue of approximately $53,000 per month. Revenues for the Tower were $636,588 and $606,195 for the years ended December 31, 1996 and 1995, respectively.

    The accompanying consolidated financial statements include the results of operations of Tower Ventures for the years ended December 31, 1996 and 1995. The Tower assets include, but are not limited to, the land and improvements thereon (including one 540-foot steel tower and three buildings on 1.29 acres), all leases, agreements, consents, licenses and other contracts specifically related to the Tower.

Specialized Mobile Radio System

    The Partnership owns a limited partnership interest in United Mobile Networks L.P. ("UMN L.P."). UMN L.P. was formed to acquire, own, operate and sell SMR systems. On November 24, 1993, UMN L.P. entered into a management agreement and an asset purchase agreement to sell to East Texas Communications Limited Partnership ("ETCLP"), an unaffiliated third party, UMN L.P.'s radio communications business located in eastern Texas and northwestern Louisiana. Closing was completed October 27, 1994, and was effective July 14, 1994.

    Total consideration under the asset purchase agreement was $3,200,000, which was paid by $1,000,000 cash and a promissory note for $1,700,000. The note bears interest at 8% per annum, interest payable quarterly, beginning October 31, 1994. The principal is payable as follows: $200,000 on each of December 1, 1996 and 1997, and the balance on December 1, 1998. Additional consideration is to be paid, computed as an amount equal to the greater of 15% of the net profit of ETCLP determined as of the date of the sale of substantially all of the assets of ETCLP, or as of either the date of a refinancing of certain indebtedness, or November 30, 1998, or $500,000. On December 9, 1993, UMN L.P. received a non-interest bearing escrow deposit in the amount of $840,000 from ETCLP. The buyer was to pay the remaining cash due at closing, $160,000, plus adjustments for capital expenditures, radio purchases and accounts receivable, less adjustments for accounts payable. These adjustments increased the purchase price by $173,200. Additional adjustments to the purchase price were made in accordance with a letter agreement dated July 14, 1994, between ETCLP and UMN L.P. reducing the purchase price by $350,000. These adjustments resulted in a net payable to ETCLP of $16,800, which was deducted from the first interest payment due on interest on the promissory note from ETCLP.

    The adjustments contained in the letter agreement, referred to above, include an amount to reflect a pending lawsuit filed by UMN L.P. against Ronny Deaton, the former owner of the Business. As a result of these adjustments, the purchase price was reduced to $3,023,200. On March 21, 1994, UMN L.P. filed a petition for declaratory judgement, damages and injunctive relief against Ronny Deaton and his wife Barbara Deaton, claiming, among other things, that Mr. Deaton violated the non-compete portion of his employment agreement. Mr. Deaton filed a motion for summary judgement, which was dismissed on May 9, 1994. On May 12, 1994, UMN L.P.'s motion for temporary injunctive relief was denied. On May 12, 1995, a jury returned a verdict enforcing Mr. Deaton's original covenant not to compete. This means he was prohibited from competing with the SMR property formerly owned by UMN L.P. for a period of another approximately 18 months. The jury also entered judgement against Mr. Deaton in favor of UMN L.P. for $630,000 in damages, attorney fees and costs. On February 8, 1996, the Deatons filed an appeal with the Texas Appellate Court. On April 17, 1996, the appellate court ruled that the non-compete and injunction against Ronny Deaton was upheld, but the injunction against Barbara Deaton was dismissed. The dismissal of the counter suit the Deatons filed against UMN L.P. was also upheld. The $100,000 award UMN L.P. received for violation of the non-compete was dismissed. The appellate court acknowledged the theft of the customer list, but the portion of the judgement assessing damages in the amount of $500,000 was reversed and remanded to the trial court for a new trial. UMN L.P. has appealed this decision to the Texas State Supreme Court and is waiting a decision.



Item 2.  Properties

    See Item 1.

Item 3.  Legal Proceedings

    On March 21, 1994, UMN L.P. filed a petition for declaratory judgement, damages and injunctive relief against Ronny Deaton and his wife Barbara Deaton, claiming, among other things, that Mr. Deaton violated the non-compete portion of his employment agreement. Mr. Deaton filed a motion for summary judgement, which was dismissed on May 9, 1994. On May 12, 1994, UMN L.P.'s motion for temporary injunctive relief was denied. On May 12, 1995, a jury returned a verdict enforcing Mr. Deaton's original covenant not to compete. This means he was prohibited from competing with the SMR property formerly owned by UMN L.P. for a period of another approximately 18 months. The jury also entered judgement against Mr. Deaton in favor of UMN L.P. for $630,000 in damages, attorney fees and costs. On February 8, 1996, the Deatons filed an appeal with the Texas Appellate Court. On April 17, 1996, the appellate court ruled that the non-compete and injunction against Ronny Deaton was upheld, but the injunction against Barbara Deaton was dismissed. The dismissal of the counter suit the Deatons filed against UMN L.P. was also upheld. The $100,000 award UMN L.P. received for violation of the non-compete was dismissed. The appellate court acknowledged the theft of the customer list, but the portion of the judgement assessing damages in the amount of $500,000 was reversed and remanded to the trial court for a new trial. UMN L.P. has appealed this decision to the Texas State Supreme Court and is waiting a decision.

Item 4.  Submission of Matters to a Vote of Security Holders

    Inapplicable.

Part II.

Item 5. Market for Registrant's Partnership Interests and Related Partnership Matters

    As of December 31, 1996, the Partnership had 538 investor limited partners who had subscribed to 5,334 units. There is no established trading market for the Units. The Partnership distributes cash flow from operations, refinancing and/or sale proceeds, to the extent available. A portion of these distributions constitutes a return of capital. There were four distributions made to limited partners in 1996 totaling $426,720.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the year ended December 31, 1996, Partnership operations consisted of operating the communications tower owned by Tower Ventures. The specialized mobile radio businesses owned by UMN L.P. were sold effective July 14, 1994.

    Revenues of the Partnership, which consists of rental revenues from the Philadelphia tower owned by Tower Ventures, increased $30,393, or approximately 5%, from $606,195 in 1995 to $636,588 in 1996 and costs and expenses decreased $18,575, or approximately 5%, from $372,251 in 1995 to $353,676 in 1996. The increase in revenues was attributable to the addition of new tenants and the addition of equipment by existing tenants, consumer price index rent adjustments, and increases in utility reimbursements over 1995.

    For the year ended December 31, 1996, rental revenue was earned from 25 tenant license agreements with Tower Ventures. During 1996, two new tenants were added to the Tower, two existing tenants added equipment to the Tower and one tenant lease terminated and was not renewed. In addition, two tenants extended their agreements. Minimum future rental income from noncancelable leases in 1997 is expected to approximate $540,000.

    Operating, general and administrative expense in 1996 consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $77,308 and $5,379, respectively. The remaining $48,972 represents legal and accounting fees of $40,325 and other administrative costs of the Partnership of $8,647. Management fees, others, decreased from $71,781 in 1995 to $68,076 in 1996. These consisted of fees incurred by Tower Ventures and UMN L.P. of $49,781 and $22,000 in 1995 and $56,076 and $12,000 in 1996, respectively. Management fees, affiliates, increased from $36,003 in 1995 to $37,402 in 1996. These fees were incurred by the Partnership and represent management fees to Telecommunications Growth & Income Fund Management Limited Partnership, the General Partner.

    Operating income increased by $48,968 in 1996, from $233,944 in 1995 to $282,912 in 1996.

    Interest income increased from $172,801 in 1995 to $173,284 in 1996 and represents interest earned on the note receivable from the sale of UMN L.P.'s assets as of July 14, 1994 and income from the Partnership's investments in short-term U.S. Treasury obligations. Interest expense decreased from $7,179 in 1995 to $1,274 in 1996 as a result of repayment of the bank Loan on March 18, 1996.

    For the years ended December 31, 1996 and 1995, the Partnership had positive cash flow from operations of $585,984 and $396,866, respectively. Distributions to limited partners increased from $373,380 in 1995 to $426,720 in 1996, and from $3,573 to $4,312 to the general partner. These distributions were funded from operating cash flow without considering amortization and depreciation. Future distributions will be determined by management based on operating performance and available positive cash flow.

    The Partnership expects that it will continue generating net income from operations in the future primarily as a result of the income generated by the Communications Tower operations and from the interest income from the note receivable from the sale of the SMR businesses. It is the Partnership's objective to increase the revenues of Tower Ventures through the addition of new tenants to the Communications Tower, the provision of additional services to existing tenants, increased rents from existing tenants as a result of lease renewals at higher rents, and increased rents occurring as a result of the annual cost of living adjustments in the existing operating leases.

Financial Condition

    On November 9, 1993, Tower Ventures entered into a $1,000,000 line of credit/term agreement (the "Loan") with a commercial bank. The Loan bore interest at 8.12%. As of December 31, 1995, the outstanding principal balance was $76,524. The Loan was paid in full on March 18, 1996.

    On October 27, 1994, closing was completed on the sale by UMN L.P. of the tangible and intangible assets used or held for use in connection with its communications business. Total consideration under the asset purchase agreement was $3,200,000, which was to be paid by $1,000,000 cash and a promissory note for $1,700,000. Additional consideration is to be paid, computed as an amount equal to the greater of 15% of the net profit of ETCLP determined as of the date of the sale of substantially all of the assets of ETCLP, or as of either the date of a refinancing of certain indebtedness, or November 30, 1998, or $500,000. On December 9, 1993, UMN L.P. received a non-interest bearing escrow deposit in the amount of $840,000 from ETCLP. The buyer was to pay the remaining cash due at closing, $160,000, plus adjustments for capital expenditures, radio purchases and accounts receivable, less adjustments for accounts payable. These adjustments increased the purchase price by $173,200. Additional adjustments to the purchase price were made in accordance with a letter agreement dated July 14, 1994, between ETCLP and UMN L.P. reducing the purchase price by $350,000. These adjustments resulted in a net payable to ETCLP of $16,800, which was deducted from the first interest payment due on the promissory note from ETCLP on October 31, 1994. ETCLP makes quarterly interest payments of $34,000 to the Partnership. A principal payment of $200,000 was due on December 1, 1996 and was received by the Partnership on January 31, 1997. Additional principal payments of $200,000 and $1,300,000 are due on December 1, 1997, and December 1, 1998, respectively.

    At the time of acquisition, the Tower had twelve tenants with leases generating $34,000 per month. As of January 1, 1997, there were 25 tenant leases in effect with a current rent roll of approximately $53,000 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek additional tenants for the Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins for the most recent three years range from 85% to 90%, and are expected to continue at that level.

    The Partnership has current assets in excess of current liabilities of $66,769 at December 31, 1996. The Partnership expects to generate positive cash flows for 1997. The sale of UMN L.P. assets is expected to generate additional cash over the next two years of a minimum of $1.7 million. As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.

Inflation

    Although the Partnership cannot determine the precise effects of inflation, it is anticipated that there will be increases in operating costs and general and administrative expenses. Management believes that any such increases will be adequately provided for through the annual cost of living increases which are contained in all of the Partnership's operating leases, by adding revenues from existing lessees or by adding new lessees to the communications tower.
Item 7.  Financial Statements and Supplementary Data


           Telecommunications Growth & Income Fund L.P.

                CONSOLIDATED FINANCIAL STATEMENTS

                 AS OF DECEMBER 31, 1996 AND 1995

                   AND FOR THE YEARS THEN ENDED


                              INDEX


Independent Auditors' Report                                9

CONSOLIDATED BALANCE SHEETS                                 10-11

CONSOLIDATED STATEMENTS OF OPERATIONS                       12

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)      13

CONSOLIDATED STATEMENTS OF CASH FLOWS                       14-15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  16-22
INDEPENDENT AUDITORS' REPORT


To the Partners of
Telecommunications Growth & Income Fund L.P.
Arlington, VA

We have audited the accompanying consolidated balance sheets of Telecommunications Growth & Income Fund L.P. (a Virginia Limited Partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Telecommunication Growth & Income Fund L.P. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
1900 M Street, NW
Washington, DC  20036

January 31, 1997
              TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                   CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1996 AND 1995

                              ASSETS

                                                    1996         1995



CASH AND CASH EQUIVALENTS                        $ 135,527  $  175,561

RECEIVABLES:
  Rent                                              10,336      17,505
  Affiliates                                         1,844       1,844
  Other                                             22,755      22,755

                                                    34,935      42,104

    Total current assets                           170,462     217,665


  LAND                                              74,624      74,624
  BUILDINGS, net of accumulated
    depreciation of $97,802 and $84,465            168,943     182,280
  COMMUNICATIONS TOWERS, net of accumulated
    depreciation of $452,284 and $386,025          897,630     845,426
  INTANGIBLE ASSETS, net of accumulated
    amortization of $858,334 and $848,334          126,666     136,666

                                                 1,267,863   1,238,996

OTHER ASSETS:
  Note receivable                                1,700,000   1,700,000
  Additional consideration receivable              429,140     396,251
  Other assets                                      11,809      37,747

                                                 2,140,949   2,133,998

  Total Assets                                   $3,579,274  $3,590,659



              The accompanying notes are an integral
         part of these consolidated financial statements.
         TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                   CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1996 AND 1995

           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                     1996         1995


CURRENT LIABILITIES:
  Notes payable, current portion                  $     -       $24,456
  Accrued liabilities                                73,552      24,047
Accounts payable-affiliates                           7,154       6,238
  Deferred income                                    14,362      19,571
  Security deposits                                   8,625       9,625

    Total current liabilities                       103,693      83,937

NOTES PAYABLE, less current portion                     -        52,068

MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP                                10,969      10,078

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.                                      10,257       8,742

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                   (28,034)    (28,218)

  Investor Limited Partners                       3,482,389   3,464,052

                                                  3,454,355   3,435,834

  Total Liabilities and Partners'
    Capital (Deficit)                            $3,579,274  $3,590,659







              The accompanying notes are an integral
         part of these consolidated financial statements.
          TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED
                   DECEMBER 31, 1996 AND 1995

                                                   1996        1995

REVENUES:
  Rental income                                   $ 636,588  $ 606,195


COSTS AND EXPENSES:
  Operating, general and administrative            131,659    141,970
  Management fees
    -affiliates                                     37,402     36,003
    -others                                          68,076     71,781

  Depreciation and amortization                     116,539    122,497

                                                    353,676    372,251


OPERATING INCOME                                    282,912   233,944


OTHER INCOME (EXPENSES):
  Interest income                                   173,284    172,801
  Interest expense                                    (1,274)    (7,179)


                                                     172,010    165,622


INCOME BEFORE ALLOCATION
  TO MINORITY INTEREST                               454,922    399,566


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP                                (3,854)    (3,555)

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.                                       (1,515)    (1,222)


NET INCOME                                      $   449,553  $ 394,789
ALLOCATION OF NET INCOME:
  General Partner                                $     4,496  $   3,948


  Investor Limited Partners                      $   445,057  $ 390,841


 Net income per investor Limited Partner Unit    $    83.44   $ 73.27

              The accompanying notes are an integral
         part of these consolidated financial statements.
          TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                     Investor
                               General                Limited
                               Partner               Partners        Total



BALANCE, January 1,
  1995                        $(28,593)            $3,446,591   $3,417,998

Distributions                   (3,573)              (373,380)    (376,953)

Net Income                       3,948                390,841      394,789

BALANCE, December 31,
   1995                        (28,218)             3,464,052    3,435,834

Distributions                   (4,312)              (426,720)    (431,032)

Net Income                       4,496                445,057      449,553

BALANCE, December 31,
    1996                   $   (28,034)            $3,482,389   $3,454,355



















              The accompanying notes are an integral
         part of these consolidated financial statements.

          TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED

                    DECEMBER 31, 1996 AND 1995




                                                      1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $    449,553  $   394,789
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                116,539      122,497
      Imputed interest on additional consideration
        receivable                                 (32,889)     (30,368)
  Changes in assets and liabilities:
      Decrease (increase) in receivables             7,168       (7,595)
      Increase (decrease) in accrued liabilities    49,505      (50,794)
      Decrease in deferred revenue                  (5,209)        (873)
      Increase (decrease) in security deposits      (1,000)       2,425
      Increase in minority interests                 2,405        4,778
      Increase (decrease) in accounts payable
        -affiliates                                    916      (36,824)
      Increase in other assets                      (1,004)      (1,169)

  Net cash provided by operating activities        585,984      396,866


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital improvements                            (118,463)         -

  Net cash used in investing activities           (118,463)          -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                   (431,032)    (376,953)
  Repayment of borrowings                          (76,523)     (18,145)

  Net cash used in financing activities           (507,555)    (395,098)

DECREASE IN CASH AND CASH EQUIVALENTS              (40,034)       1,768
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     175,561      173,793

CASH AND CASH EQUIVALENTS, END OF PERIOD       $   135,527  $   175,561


              The accompanying notes are an integral
         part of these consolidated financial statements.

          TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED

                   DECEMBER 31, 1996 AND 1995






                                                      1996         1995


Supplementary information:
  Cash paid during the period for interest         $ 1,670      $ 6,783


The following non-cash activities
  resulted from the sale of
  of UMN L.P. assets:


  Imputed interest receivable                      $32,889      $30,368






















             The accompanying notes are an integral
        part of these consolidated financial statements.
1.  ORGANIZATION

  Formation

  Telecommunications Growth and Income Fund L.P. ("the Partnership") was formed on December 29, 1988 and shall continue until December 31, 2008, unless dissolved sooner, in accordance with the Agreement of Limited Partnership (the "Partnership Agreement"). Telecommunications Growth and Income Fund Management Limited Partnership ("TGIF") is the "General Partner" and manager of the Partnership and Telecommunications Growth and Income Fund, Inc.
("TGIF, Inc.") was the initial limited partner. The General Partner and TGIF, Inc. purchased their interests in the Partnership by contributing $1,100 and $100, respectively, to Partnership capital. The initial limited partner's capital contribution was returned to TGIF, Inc. upon admission of the investor limited partners.

  TGIF was organized on December 22, 1988, for the purpose of serving as the General Partner of the Partnership. Denison E. Smith and TGIF, Inc. were the General Partners of TGIF. Effective December 31, 1992, Mr. Smith resigned as a General Partner and TGIF, Inc. remained as the sole General Partner of TGIF. TGIF, Inc. is owned and controlled 60% by DeRand Telecommunications Corporation ("DTC"), 35% by MT Fund I Limited Partnership ("MTLP"), and 5% by Pennington/Bass Telecommunications, Inc. ("PBT"). DTC is wholly owned by DeRand Corporation of America ("DCOA"), which is also the sole owner of DeRand/Pennington/Bass, Inc. ("D/P/B"). Denison E. Smith is an officer of DCOA, DTC and D/P/B. PBT is wholly owned by two former officers of DCOA and D/P/B. DCOA is deemed to be controlled by Denison E. Smith and Randall N. Smith, both officers and directors of TGIF, Inc., by virtue of their individual stock ownership of DCOA.

  Partnership Business

  The Partnership was formed to engage in the business of acquiring, developing, operating, selling and otherwise investing in communications-related businesses, primarily in the area of franchise cable television systems and other cable-related businesses, broadcast radio stations, cellular telephone systems, specialized mobile radio, publishing and various other technologies or devices.

  The Partnership's principal business activities are concentrated in the Philadelphia, Pennsylvania, metropolitan area through its investment in Tower Ventures Limited Partnership and in East Texas, through its investment in United Mobile Networks L.P, which was sold effective July 14, 1994 (see Note
9).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The accompanying financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its 99% owned subsidiary, Tower Ventures Limited Partnership, a Pennsylvania limited partnership ("Tower Ventures"), on a consolidated basis. The remaining 1% limited partnership interest in Tower Ventures is held by DCOA and Malarkey-Taylor in trust for the Partnership until the property is refinanced.


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

  Cash Equivalents

  For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents included an investment in a mutual fund investing in short-term U.S. Treasury obligations of $90,740 and $121,345 at December 31, 1996 and 1995, respectively.

  Income Taxes

  No provision has been made for Federal and state income taxes since the Partnership's profits and losses are reported by the individual partners on their respective income tax returns.

  Deferred Rental Income

  Deferred rental income represents prepayments of rent by certain tenants of the communications tower owned by Tower Ventures and is recognized as revenue in the subsequent month.

  Minority Interest in United Mobile Networks L.P.

  Minority interest in United Mobile Networks L.P. ("UMN L.P."), as shown on the balance sheets, reflect the capital account balances attributable to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN L.P. not owned by the Partnership.

  For the years ended December 31, 1996 and 1995, UMN L.P. reported net income of $151,509 and $122,206, respectively. The 1% minority interest of $1,515 and $1,222, respectively, is reflected in the consolidated statement of operations as Minority interest in UMN L.P.'s net income.


  Minority Interest in Tower Ventures Limited Partnership

  Minority interest in Tower Ventures Limited Partnership, as shown on the balance sheet, reflects the capital account balances attributable to the 1% interest in Tower Ventures owned by DCOA and Malarkey-Taylor Associates, Inc.

  For the years ended December 31, 1996 and 1995, Tower Ventures reported net income of $385,391 and $355,460, respectively. The 1% minority interest of $3,854 and $3,555, respectively, is reflected in the consolidated statement of operations as Minority interest in Tower Ventures' net income.


  Depreciation and Amortization

  Buildings and the communications towers are stated at cost and depreciated over estimated useful lives of 20 years using the straight-line method. Costs assigned to intangible assets are being amortized using the straight-line method over the remaining estimated useful lives of from 4 months to 20 years (see Note 3). Loan fees were amortized on a straight-line basis over the term of the loan.

  Income  per Investor Limited Partner Unit

  Income per Investor Limited Partner Unit is calculated by dividing the allocation of income to Investor Limited Partners by the weighted average number of units outstanding during the years ended December 31, 1996 and 1995 of 5,334 units.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recent Accounting Pronouncement

  During 1996, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). This statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and that such assets be reported at the lower of carrying amount or fair value. The Partnership adopted SFAS No. 121 during the fiscal year and, based on current circumstances, there is no material impact on its results of operations or financial position.



  Fair Values of Financial Instruments

  The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgement is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The fair values of the Partnership's financial instruments, including cash equivalents, accounts receivable, note receivable, accounts payable, other accrued expenses, and note payable, approximate their carrying values.

  Disclosure about fair values of financial instruments is based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.


3.  INTANGIBLE ASSETS

  Costs of the communications businesses owned by Tower Ventures assigned to leases, goodwill, contracts with the sellers and customer lists are being amortized using the straight-line method over the following useful lives:


                                           December 31,          Useful Life
                                         1996        1995

    Leases                             $785,000    $785,000      4-69 months
    Goodwill                            200,000     200,000      20 years

                                        985,000     985,000
    Less: accumulated amortization     (858,334)   (848,334)

                                       $126,666    $136,666

    Costs associated with the leases have been fully amortized. Intangible assets are periodically evaluated based upon cash flows and other factors for potential impairment.



4.  NOTE RECEIVABLE AND OTHER RECEIVABLE

                                                          December 31,

                                                      1996          1995
Note Receivable:
  East Texas Communications Limited Partnership,
  interest at 8% receivable in quarterly installments
  beginning October 31, 1994, principal payments of
  $200,000 on each of December 1, 1996 and 1997,
  $1,300,000 due on December 1, 1998 (see Note 9)    $1,700,000 $1,700,000

Other Receivable:
  East Texas Communications Limited Partnership,
  $500,000 additional consideration receivable,
  non-interest bearing, valued using interest
  imputed at 8%, due no later than November 30,
  1998 and could be received prior to November
  30, 1998.                                            $429,140   $396,251

    As discussed in Note 9, on November 24, 1993, UMN L.P. entered into a management agreement and an asset purchase agreement to sell to East Texas Communications Limited Partnership ("ETCLP"), a Delaware limited partnership, all of the tangible and intangible assets used or held for use in connection with UMN L.P.'s radio communications business (the "Business") located in eastern Texas and northwestern Louisiana. Total consideration under the asset purchase agreement was $3,200,000, which was paid by $1,000,000 cash, a promissory note for $1,700,000, and additional consideration of a minimum of $500,000.


5.  NOTES PAYABLE
                                                          December 31,

                                                       1996          1995

Signet Bank/Virginia, line of credit/term loan,
   interest at 8.12% payable monthly, principal
   payable in monthly installments beginning
   November 1, 1994.  Paid in full on
   March 18, 1996.                                     $  -        $76,524
Less:  Current portion of long-term debt                  -         24,456

                                                       $  -        $52,068


     On November 9, 1993, Tower Ventures entered into a $1,000,000 line of credit/term agreement (the "Loan") with a commercial bank to finance repayment of advances from the Partnership, to pay certain fees and costs of obtaining the Loan in the amount of $33,500, and to provide financing for future capital expenditures. The loan is a line of credit which converted to a term loan at the end of the first year and matures on October 8, 1998. Collateral includes the assignment of the Tower Ventures Lease/License Agreements and all of the Partnership's assets. The Partnership has guaranteed the Loan. The Loan bears interest at 8.12%. On November 9, 1993, Tower Ventures borrowed $811,170 to repay advances from the Partnership. The Partnership advanced these funds to UMN L.P. UMN L.P. used these funds to repay the remaining principal balance of its debt incurred when purchasing UMN L.P. ("Seller Debt"), $697,483, and the accrued interest on the Seller Debt of $113,687.

     On December 9, 1993, UMN L.P. received a non-interest bearing escrow deposit in the amount of $840,000 from East Texas Communications Limited Partnership ("ETCLP") under the terms of an asset purchase agreement. On December 23, 1993, $750,000 of the this deposit was used to repay advances to UMN L.P. from the Partnership. The Partnership advanced these funds to Tower Ventures. On December 23, 1993, $750,000 of the bank Loan was repaid by Tower Ventures from these advances. At December 31, 1995, $76,524 was outstanding under the Tower Ventures Loan agreement. The balance was paid in full on March 18, 1996.


6.  LEASE AGREEMENTS

     Future minimum rentals to be received under noncancelable tenant leases held by Tower Ventures at December 31, 1996, are due for the following years ending December 31, as follows:

     1997............................................  $   540,437
     1998............................................      384,268
     1999............................................      375,324
     2000............................................      248,464
     2001............................................      101,050
     Thereafter......................................        2,589

                                                        $1,652,132

7.  RELATED PARTY TRANSACTIONS

    The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the years ended December 31, 1996 and 1995 were $37,402 and $36,003, respectively.

    The Partnership is charged for costs incurred by affiliates of the General Partner for operating expenses necessary for the operation of the Partnership and its Communications Businesses. The costs charged to the Partnership during the year ended December 31, 1995 were $800. No charges were made to the Partnership during 1996. These costs are included in operating, general and administrative expense.

8.  COMMITMENTS AND CONTINGENCIES

    For managing the affairs of the Partnership, including administrative, record-keeping, accounting, tax and regulatory affairs and supervisory functions, the General Partner will be paid an annual property management fee equal to 5% of the gross revenues, as defined in the Partnership agreement, received by the Partnership which are directly attributable to such Communications Business. The property management fee is payable quarterly in arrears.

    The General Partner will receive a disposition fee (after the investor limited partners have received in distributions an amount equal to their capital contributions plus a return equal to at least 6% of their adjusted capital contributions, as defined in the Partnership Agreement, per annum), equal to the lesser of (a) 3% of the sale price of the Communications Business being sold or (b) amounts payable to a non-affiliated third party performing comparable services in the same geographic location.

9.  SALE OF COMMUNICATIONS BUSINESS

    On November 24, 1993, UMN L.P. entered into a management agreement and an asset purchase agreement to sell to East Texas Communications Limited Partnership ("ETCLP"), a Delaware limited partnership, all of the tangible and intangible assets used or held for use in connection with UMN L.P.'s radio communications business (the "Business") located in eastern Texas and northwestern Louisiana. ETCLP is an unaffiliated third party. The Business includes licenses or management rights with respect to specialized mobile radio ("SMR") channels located at or above the 800 MHz frequency band, a radio communications sales and service business, a UHF community repeater business, a tower leasing business and other related operations and assets. Closing was completed October 27, 1994, and was effective July 14, 1994. Under the terms of the management agreement, ETCLP began managing the business on December 1, 1993, and managed the business until the closing date of the sale.

    Total consideration under the asset purchase agreement was $3,200,000, which was paid by $1,000,000 cash, a promissory note for $1,700,000 and an additional amount of $500,000. The promissory note bears interest at 8% per annum, interest payable quarterly, beginning October 31, 1994. The principal is payable as follows: $200,000 on each of December 1, 1996 and 1997, and the balance on December 1, 1998. On January 31, 1997, the Partnership received the December 1, 1996 principal payment in the amount of $200,000 on the Note Receivable from ETCLP. Additional consideration is to be paid, computed as an amount equal to the greater of 15% of the net profit of ETCLP determined as of the date of the sale of substantially all of the assets of ETCLP, or as of either the date of a refinancing of certain indebtedness, or November 30, 1998, or $500,000. On December 9, 1993, UMN L.P. received a non-interest bearing escrow deposit in the amount of $840,000 from ETCLP. The buyer paid the remaining cash due at closing, $160,000, plus adjustments for capital expenditures, radio purchases and accounts receivable, less adjustments for accounts payable. These adjustments increased the purchase price by $173,200. Additional adjustments to the purchase price were made in accordance with a letter agreement dated July 14, 1994, between ETCLP and UMN L.P. reducing the purchase price by $350,000. These adjustments resulted in a net payable to ETCLP of $16,800, which was deducted from the first interest payment due on interest on the promissory note from ETCLP.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.


Part III.

Item 9.  Directors and Executive Officers of the Registrant

    The Partnership has no officers or directors. The General Partner manages the Partnership's affairs and has general responsibility and authority in all matters affecting its business. All management decisions regarding operations of the Partnership will be made by the Board of Directors of TGIF, Inc., (the "Board"). On March 19, 1990, pursuant to a Written Consent in Lieu of Annual Meeting of the Stockholders of TGIF, Inc., the shareholders elected to increase the number of directors from 5 to 7. In addition, the Bylaws of TGIF, Inc. were amended to provide that 4 of the 7 directors in office shall constitute a quorum for the transaction of business at each and every meeting and the affirmative vote of 4 of the directors present at every meeting at which a quorum is present will be required to approve any investment decision regarding potential acquisitions and dispositions by the Partnership of Communications Businesses. The consent of Denison E. Smith is also required for any disposition of a Communications Business. In addition, Denison E. Smith has the independent right to authorize the disposition of any Communications Business without the affirmative vote of the Board.

          The officers and directors of TGIF, Inc. are:


                       Served in Present
Name                    Capacity Since*       Position Held

Martin F. Malarkey           12/19/88         Chairman of the
                                              Board

Randall N. Smith             12/19/88         President,Chief
                                              Executive Officer
                             12/21/88         and Director


Denison E. Smith             12/19/88         Executive Vice-President
                             12/21/88         and Director

Mark I. Bass                 01/18/89         Director


Lee D. Pennington            12/21/88         Vice-President

B. Eric Sivertsen            12/21/88         Vice-President,
                                               Secretary, Chief Financial
                                              Officer
                             03/19/90         Director


Clark T. Madigan             12/21/88         Vice-President and
                             03/19/90         Director

Robert M. Jones               12/21/88       Vice-President and
                               6/30/94       Director
______________________________________

* Directors hold office until their successors are elected and qualified. All officers serve at the pleasure of the Board.

    The following constitutes a summary of certain information regarding the executive officers and directors of TGIF, Inc.

    Martin F. Malarkey - 78, has been Chairman of the Board and co-founder of Malarkey-Taylor since the early 1960's and one of the founders of the cable television industry, having built one of the first cable systems in the United States. With more than thirty years of experience in the field, he is an acknowledged authority in cable system economics, syndication, organization and development, financial planning and negotiations, and serves as an expert witness in the courts and in public hearings and forums. He is the founder of the cable industry's trade organization, The National Cable Television Association, for which he served five terms as President, and has twice been elected President of the National Broadcasters Club. He has built, owned, operated and sold six cable systems as well as two broadcast radio stations and authored numerous articles on cable system marketing and finance. He is a member of the Board of Trustees of the American University, Washington, D.C., and a member of the Board of Trustees of the Washington Hospital Center. Mr. Malarkey is a graduate of LaSalle University with a B.S. in Accounting.

    Randall N. Smith - 50, is a cum laude graduate of Harvard University (B.A., Economics, 1969). He is certified by the College of Financial Planning as a Certified Financial Planner. Mr. Smith has served as Chairman of the Board of Directors of DCOA and of D/P/B (formerly DeRand Investment Corporation of America) since 1971 and 1969, respectively. He has served as an officer and director of several subsidiaries and Affiliates, which are engaged in the acquisition, development and financing of investments in franchise and private cable television, communications services management, and other telecommunications systems. During the last several years, Mr. Smith has been a speaker and writer on investments in telecommunications, appearing on television shows and at investment seminars and being published in such investment journals as Financial Planning Magazine and Financial Product News. Mr. Smith served as a member of the District Business Conduct Committee of the NASD, District #10. His three year term ended January, 1989. Mr. Smith serves as President and Chairman of the Board of DTC. Randall N. Smith and Denison E. Smith are brothers.

    Denison E. Smith - 53, is a graduate of the University of Colorado 1965, and the University of Idaho Law School, 1968. He is a member of the bars of the State of Idaho and the District of Columbia. He has served as President and Director of DCOA and an officer and Director of D/P/B since 1971 and 1969, respectively, and has served as an officer and director for several of DCOA's subsidiaries and Affiliates which are engaged in the acquisition, development or financing of investments in franchise and private cable television, communications management services, and other telecommunications systems. In 1986, Mr. Smith addressed the World Congress of the International Association of Financial Planners, discussing investment opportunities in the cellular telephone industry. Mr. Smith serves as a Vice-President and Director of DTC. Denison E. Smith and Randall N. Smith are brothers.

    Mark I. Bass - 45, CFP, CPA, holds a BBA degree with a major in Economics from Baylor University and a BBA with a major in Accounting from Texas Tech University. Mr. Bass was a Senior Vice President of DCOA from its merger with Pennington/Bass Companies in March 1989 until March 1992. Previously Mr. Bass was President of Pennington/Bass Companies, Inc. since its inception in 1975. These companies were involved in various phases of financial planning and include Associated Financial Planners, Inc. and Pennington/Bass & Associates. Mr. Bass has served on the Boards of the International Association for Financial Planning and the Institute of Certified Financial Planners. He has authored columns appearing in Financial Planning Magazine and USA Today, and has appeared on USA Today: The Television Show, discussing the financial planning industry and providing recommendations for consumer investments. Mr. Bass has been quoted in Forbes and Changing Times magazines, the New York Times and Associated Press. In 1987, he was named one of the top 200 financial planners in the country by Money Magazine.

    Lee D. Pennington - 66, CFP, was a Senior Vice-President of DCOA from its merger with Pennington/Bass Companies in March 1989 until March 1992. Previously, he was Chairman of the Board of Pennington/Bass Companies since its inception in 1975, with offices in the major cities of Texas and the states of Illinois, Idaho, Arkansas, Georgia, New Mexico, California and North Carolina. Mr. Pennington has served on the National Board of Directors of the International Association of Financial Planners ("IAFP"). He has served on the Board of Trustees of the Foundation for Financial Planning and as a member of the IAFP Broker/Dealer Committee. He also has served on the International Board of Standards & Practices for Certified Financial Planners. Mr. Pennington has been quoted extensively in national publications such as Medical Economics and Financial Planning on financial planning and practice management.

    B. Eric Sivertsen - 43, is a graduate of the College of William & Mary, 1975, and the George Mason University School of Law, 1981. He is a Vice-President and Director of DTC and has been involved in the acquisition, development and/or financing of investments in franchise and private cable television, communications management services, radio and other telecommunications systems since 1984. During the last several years, Mr. Sivertsen has been a speaker on investments in telecommunications, appearing on radio and at investment seminars. Prior to joining DeRand, he was an attorney in private practice in McLean, Virginia, first with Sedam & Herge, P.C., from 1981 to 1983, then with the law offices of James Edward Ablard from 1983 to 1984.

    Clark T. Madigan - 57, is President of MTI Capital Corporation. He was formerly Vice-President, Corporate Finance, and Director at Malarkey-Taylor from 1985 to November 1990. Prior thereto, he served as Chairman of the Board and Senior Loan Officer, Manufacturers Hanover Trust Company of Central New York; Vice President at Marine Midland Bank; Assistant Vice President at Irving Trust; Group Vice President and Senior Credit Officer at American Security Bank, Washington, D.C. After twenty years (1961 to 1981) of commercial and investment banking experience, Mr. Madigan became an independent financial consultant and performed the functions of chief financial officer for several communications companies in the Washington, D.C. area from 1982 to 1985. After joining Malarkey-Taylor Associates in 1985, he assisted numerous companies in raising capital, negotiating acquisitions, leveraging buyouts of limited partner interests, developing limited partnerships for project financing, mergers and sales of cable systems and strategic long-term financial planning. He is a graduate of Colgate University, and graduate degree programs from Dartmouth College, Rutgers University and New York University Graduate School of Business Administration. Mr. Madigan is presently a member of the advisory board of the Joseph P. Kennedy Institute, and he has participated in several community organizations including the Kiwanis Club and The Greater Washington Board of Trade.

    Robert M. Jones - 53, is Malarkey-Taylor's President and has served on Malarkey-Taylor's Board of Directors and Executive Committee as Secretary and/or Treasurer since 1978. Mr. Jones has performed hundreds of analyses, evaluations and appraisals of existing and proposed cable television systems and other communication properties of all types and sizes. He has appeared on various seminars and workshop panels, published industry articles and provided expert testimony in arbitration cases and court trials involving valuations and financial management of communication properties. He is a graduate of Texas Tech University, (B.B.A., Accounting) and the University of Missouri, Columbia (M.A., Accounting and Economics) and is a Certified Member of the American Society of Appraisers.


Item 10.  Executive Compensation

    The Partnership does not pay the officers or directors of TGIF, Inc. any remuneration. TGIF, Inc. does not presently pay any remuneration to any of its officers or directors. See Notes 7 and 8 of the Financial Statements included in Item 7 hereof for sums paid by the Partnership to affiliates for services performed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    As of March 31, 1996, no person was known by the Partnership to be the beneficial owner of more than 5 percent of the Units.

    As of March 31, 1996, no director or officer owned any of the Units.

Item 12.  Certain Relationships and Related Transactions

    All of the directors of TGIF, Inc. are executive officers or directors of Affiliates that have received or will receive fees for services provided to the Partnership, as described in Notes 7 and 8 to the Financial Statements included in Item 7 hereof.

Part IV.

Item 13.  Exhibits and Reports on Form 8-K

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


DATE: February 15, 1997                        BY:/s/ Randall N. Smith

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

DATE: January 31, 1997                         BY:/s/ Randall N. Smith

                                                  Randall N. Smith, President,
                                                 Chief Executive Officer and
                                                 Director


DATE: January 31 , 1997                        BY:/s/ B. Eric Sivertsen

                                                 B. Eric Sivertsen, Vice-
                                                  President, Secretary,
                                                 Director and Chief
                                                  Financial and Accounting
                                                 Officer