Form 10QSB
period 1997-03-31
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1997-05-13
CIK 845394

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD                       COMMISSION FILE
ENDED MARCH 31, 1997                             NUMBER 033-26427

           TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
          (Name of small business issuer in its charter)

              Virginia                        54-1482898
(State of other jurisdiction of          (I.R.S. Employer
incorporation or organization)             Identification Number)

1525 Wilson Boulevard, Arlington, VA                      22209
(Address of principal executive offices)               (Zip Code)

                          (703) 247-2900
                   (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Exchange Act:

                               None
                         (Title of class)


Securities registered pursuant to Section 12(g) of the Act:
     Title of each class                  Name of each exchange
Limited Partnership Interest            on which registered
                                        None

Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past ninety days. Yes x No

TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.

                           FORM 10-QSB

         For the Three Month Period Ended March 31, 1997



                        TABLE OF CONTENTS




                                                            Page


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                      3

Item 2.  Management's Discussion and Analysis or
          Plan of Operation                                 12


PART II - OTHER INFORMATION                                       13

Signatures                                                        14

Part I - Financial Information

Item 1.  Financial Statements


           Telecommunications Growth & Income Fund L.P.

                CONSOLIDATED FINANCIAL STATEMENTS




                              INDEX



CONSOLIDATED BALANCE SHEETS
 March 31, 1997 (Unaudited) and December 31, 1996 (Audited)      4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended March 31, 1997 and 1996 (Unaudited)           6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1996 (Audited) and
 for the three months ended March 31, 1997 (Unaudited)            7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the three months ended March 31, 1997 and 1996 (Unaudited)  8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      10-11

          TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                   CONSOLIDATED BALANCE SHEETS

            AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                              ASSETS

                                           March 31,1997  Dec 31, 1996

                                           (Unaudited)     (Audited)

CASH AND CASH EQUIVALENTS                      $  118,892  $  135,527

RECEIVABLES:
  Rent                                             13,471      10,336
  Affiliates                                        1,844       1,844
  Other                                            20,088      22,755

                                                   35,403      34,935

    Total current assets                          154,295     170,462


LAND                                               74,624      74,624
BUILDINGS, net of accumulated
  depreciation of $101,137 and $97,802            165,608     168,943
COMMUNICATIONS TOWER, net of accumulated
  depreciation of $470,637 and $452,284           879,277     897,630
INTANGIBLE ASSETS, net of accumulated
  amortization of $860,834 and $858,334           124,166     126,666

                                                1,243,675   1,267,863

OTHER ASSETS:
  Note receivable                               1,500,000   1,700,000
  Additional consideration receivable             437,780     429,140
  Other assets                                      7,072      11,809

                                                1,944,852   2,140,949

  Total Assets                                  $3,342,822  $3,579,274


              The accompanying notes are an integral
         part of these consolidated financial statements.

        TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                   CONSOLIDATED BALANCE SHEETS

            AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                        March 31, 1997  Dec 31, 1996
                                          (Unaudited)    (Audited)

CURRENT LIABILITIES:
  Accrued liabilities                      $    8,273  $   73,552
  Accounts payable-affiliates                   7,021       7,154
  Deferred income                               9,181      14,362
  Security deposits                             8,625       8,625

    Total current liabilities                  33,100     103,693


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP                          11,279      10,969

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.                                10,618      10,257

PARTNERS' CAPITAL (DEFICIT):
  General Partner                             (26,833)    (28,034)

  Investor Limited Partners                 3,314,658   3,482,389

                                            3,287,825   3,454,355

  Total Liabilities and Partners'
    Capital (Deficit)                      $3,342,822  $3,579,274


              The accompanying notes are an integral
         part of these consolidated financial statements

          TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED

                     MARCH 31, 1997 AND 1996

                           (UNAUDITED)

                                       Three Months Ended March 31,
                                              1997       1996

REVENUES:
  Rental income                            $ 169,952 $  159,024

COSTS AND EXPENSES:
  Operating, general and administrative      40,073     36,643
  Management fees
    -affiliates                               9,628      9,304
    -others                                  17,151     16,952
  Depreciation and amortization               24,188     48,788

                                              91,040    111,687

OPERATING  INCOME                            78,912     47,337

OTHER INCOME (EXPENSES):
  Interest income                            42,612     42,968
  Interest expense                              -       (1,274)

                                             42,612     41,694

INCOME BEFORE ALLOCATION TO
  MINORITY INTERESTS                 121,524     89,031

MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP                        (1,110)       (731)


MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.                                (361)      (376)

NET INCOME                                 $120,053   $ 87,924

ALLOCATION OF NET INCOME:
  General Partner                            $1,201      $ 879

  Investor Limited Partners                $118,852    $87,045

  Net income per investor
    Limited Partner Unit                   $22.28     $16.32



              The accompanying notes are an integral
        part of these consolidated financial statements.
          TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

    FOR THE YEAR ENDED DECEMBER 31, 1996 (AUDITED) AND FOR THE

          THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)


                                               Investor
                               General          Limited
                               Partner         Partners     Total




BALANCE, January 1,
   1996                      $ (28,218)     $ 3,464,052  $ 3,435,834

Distributions                   (4,312)        (426,720)    (431,032)

Net Income                       4,496          445,057      449,553

BALANCE, December 31,
    1996                       (28,034)       3,482,389    3,454,355

Distributions                    -             (286,583)    (286,583)

Net Income                       1,201          118,852      120,053

BALANCE, March 31,
    1997                      $(26,833)      $3,314,658   $3,287,825




              The accompanying notes are an integral
         part of these consolidated financial statements.

          TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED

                     MARCH 31, 1997 AND 1996

                           (UNAUDITED)


                                           Three Months Ended March 31,
                                                    1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   120,053   $   87,924
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                 24,188       48,788
      Imputed interest on additional consideration
        receivable                                  (8,640)      (7,978)
  Changes in assets and liabilities:
      Increase in receivables                         (468)      (1,261)
      Decrease in accrued liabilities              (65,279)     (16,662)
      Decrease in deferred revenue                  (5,181)      (5,969)
      Increase in minority interests                   671          686
      Increase (decrease) in
          accounts payable-affiliates                 (133)         106
      Decrease in deposits and
        prepaid expenses                             4,737        4,304

  Net cash provided by operating activities         69,948      109,938


CASH FLOWS FROM FINANCING ACTIVITIES:

  Collection of Note Receivable                    200,000        -
  Distributions                                   (286,583)    (107,758)
  Repayment of borrowings                            -          (76,523)

  Net cash used in financing activities            (86,583)    (184,281)

DECREASE IN CASH AND CASH EQUIVALENTS              (16,635)     (74,343)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     135,527      175,561

CASH AND CASH EQUIVALENTS, END OF PERIOD       $   118,892  $   101,218



              The accompanying notes are an integral
         part of these consolidated financial statements.

          TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED

                     MARCH 31, 1997 AND 1996

                           (UNAUDITED)




                                        Three Months Ended March 31,
                                                1997        1996


Supplementary information:
  Cash paid during the period for interest     $  -       $ 878


The following non-cash activities
  resulted from the sale
  of UMN L.P. assets:


  Imputed interest receivable               $8,640       $7.978



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

  Cash Equivalents

  For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $78, 379 and $90,740 at March 31, 1997 and December 31, 1996,
respectively.

  Income Taxes

  No provision has been made for Federal and state income taxes since the Partnership's profits and losses are reported by the individual partners on their respective income tax returns.

  Deferred Income

  Deferred income represents prepayments of rent by certain tenants of the communications tower owned by Tower Ventures and is recognized as revenue in subsequent months.

  Minority Interest in Tower Ventures Limited Partnership

  Minority interest in Tower Ventures Limited Partnership, as shown on the balance sheet, reflects the remaining capital account balances attributable to the 1% interest in Tower Ventures owned by DCOA and Malarkey-Taylor Associates, Inc.

  For the three months ended March 31, 1997 and 1996, Tower Ventures reported net income of $111,034 and $72,346, respectively. The minority interest's 1% share in this net income is $1,110 and $723, respectively, and is reflected on the balance sheet as Minority Interest in Tower Ventures.

  Minority Interest in United Mobile Networks L.P.

  Minority interest in United Mobile Networks L.P. ("UMN L.P."), as shown on the balance sheets, reflects the capital account balances attributed to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN L.P. not owned by the Partnership.

    For the three months ended March 31, 1997 and 1996, UMN L.P.
reported net income of $36,096 and $37,553, respectively. The minority interest's 1% share in this net income is $361 and $376, respectively, and is reflected on the balance sheet as Minority Interest in UMN L.P.

  Depreciation and Amortization

  Buildings and the communications tower are stated at cost and depreciated over estimated useful lives of 20 years using the straight-line method. Costs assigned to intangible assets are being amortized using the straight-line method over the remaining estimated useful lives of from 4 months to 20 years. Loan fees were amortized on a straight-line basis over the term of the loan and were fully amortized as of March 31, 1996.

  Income per Investor Limited Partner Unit

  Income per Investor Limited Partner Unit is calculated by dividing the allocation of income to Investor Limited Partners by the weighted average number of units outstanding during the three months ended March 31, 1997 and 1996 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

    The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the three months ended March 31, 1997 and 1996 were $9,628 and $9,304, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

    For the three months ended March 31, 1997, Partnership operations consisted of operating the communications tower owned by Tower Ventures.

      Rental revenues from the communications tower (Tower Ventures) increased $10,928 and costs and expenses decreased $20,647 for the quarters ended March 31, 1996 and 1997, respectively. For the three months ended March 31, 1997, rental revenue of $169,952 was earned from 31 tenant lease. Six new tenant leases were added during this quarter.

    Operating, general and administrative expense consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $20,578 and $878, respectively, for the quarter ended March 31, 1997. The remaining $18,617 represents legal and accounting fees of $11,778 and other administrative costs of $6,839. Management fees during this quarter consisted of fees incurred by Tower Ventures and UMN L.P of $14,151 and $3,000, respectively, and management fees of $9,628 to Telecommunications Growth & Income Fund Management Limited Partnership, the general partner.

    Operating income increased by $31,575 from $47,337 to $78, 912 for the quarters ended March 31, 1996 and 1997, respectively. Depreciation and amortization decreased $24,600, and operating, general and administrative expense increased $3,430. Management fees increased $523.

    Interest expense decreased $1,274, from $1,274 to $0 for the quarters ended March 31, 1996 and 1997, respectively, as a result of the repayment of the Tower Ventures debt on Marcy 18, 1996. Interest income represents income of $39,973 on the note receivable from the sale of the SMR business and $2,639 from cash investments.

    For the quarter ended March 31, 1997, the Partnership had positive cash flow from operations of $69,948. During the quarter ended March 31, 1997, the Partnership made a distribution to investor limited partners in the amount of 5.5% of contributed capital. This distribution was funded from operating cash flow without considering amortization and depreciation and from a principal payment of $200,000 from the note receivable from the sale of the SMR businesses. Future distributions will be determined by management based on operating performance and available positive cash flow.

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

    At the time of acquisition, the Communications Tower had twelve tenants with leases generating $34,208 per month. As of March 31, 1997, there were 31 tenant leases in effect with a current rent roll of $54,781 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek to acquire additional tenants for the Communications Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins were 88% and 86% for the quarters ended March 31, 1997 and 1996, respectively, and are expected to range from 85% to 90% in the future.

    The Partnership has current assets in excess of current liabilities of $121,195 and $66,769 at March 31, 1997 and December 31, 1996,
respectively. The Partnership expects to generate positive cash flows for 1997. The sale of UMN L.P. assets is expected to generate additional cash over the next two years of a minimum of $1,500,000. As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.


Part II - Other Information

None.
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TELECOMMUNICATIONS GROWTH &
                           INCOME FUND L.P.

                          BY:  TELECOMMUNICATIONS GROWTH
                                   & INCOME FUND MANAGEMENT
                                   LIMITED PARTNERSHIP
                                   General Partner

                          BY:  TELECOMMUNICATIONS GROWTH
                                   & INCOME FUND, INC.
                                   General Partner


DATE:  May 7, 1997            BY:   /s/ Randall N. Smith
                                   Randall N. Smith, President,
                                   Chief Executive Officer and
                                   Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE:  May 7, 1997             BY:  /s/ Randall N. Smith
                                   Randall N. Smith, President,
                                   Chief Executive Officer and
                                   Director


DATE:  May 7, 1997             BY:  /s/ B. Eric Sivertsen
                                 B. Eric Sivertsen, Vice-
                                 President, Secretary,
                                 Director and Chief Financial and
                                 Accounting Officer