Form 10QSB
period 1997-06-30
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1997-08-04
CIK 845394

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX MONTH PERIOD			           		COMMISSION FILE
ENDED JUNE 30, 1997					               	NUMBER 033-26427

               TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
              (Name of small business issuer in its charter)

     Virginia						                                  		54-1482898
(State of other jurisdiction of 		               		(I.R.S. Employer
incorporation or organization)                			Identification Number)

1525 Wilson Boulevard, Arlington, VA  				                 	22209
(Address of principal executive offices)		              		(Zip Code)

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
	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past ninety days.Yes x No___



Page 1 of 14


                  TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.

                                      FORM 10-QSB

                 For the Six Month Period Ended June 30, 1997


                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                   										Page

Item 1.  Financial Statements						                             7
Item 2.  Management's Discussion and Analysis
or Plan of Operation					                                      12


PART II - OTHER INFORMATION						                              13


Signatures								                                            	14





Part I - Financial Information

Item 1.  Financial Statements

                Telecommunications Growth & Income Fund L.P.

                       CONSOLIDATED FINANCIAL STATEMENTS




                                     INDEX



CONSOLIDATED BALANCE SHEETS
 June 30, 1997 (Unaudited) and December 31, 1996 (Audited)	    4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended June 30, 1997 and 1996 (Unaudited)		         6
 Six months ended June 30, 1997 and 1996 (Unaudited)			          6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1996 (Audited) and
 for the six months ended June 30, 1997 (Unaudited)			           7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the six months ended June 30, 1997 and 1996 (Unaudited)    8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	 		                 10-11



               TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
                        CONSOLIDATED BALANCE SHEETS
                AS OF JUNE 30, 1997 AND DECEMBER 31, 1996



                                   ASSETS


                              	 				 	    June 30, 1997	 Dec. 31,1996
                                    							 (Unaudited)    (Audited)

CASH AND CASH EQUIVALENTS	                		$   124,586	$    135,527

RECEIVABLES:
	Rent	                                      						8,874	     	10,336
	Affiliates					                                 	1,844		      1,844
	Other	    					                                 20,087	     	22,755

                             			         			     30,805	     	34,935

	  Total current assets	   		                   155,391	     170,462


LAND						                                 	     74,624	     	74,624
BUILDINGS, net of accumulated
  depreciation of $104,371 and $97,802 	        162,274	     168,943
COMMUNICATIONS TOWERS, net of accumulated
  depreciation of $488,992 and $452,284 	       860,923	     897,630
INTANGIBLE ASSETS, net of accumulated
  amortization of $863,334 and $858,334	        121,666	     126,666

                                     							  1,219,487	   1,267,863

OTHER ASSETS:
  Note receivable				                      	  1,500,000    1,700,000
  Additional consideration receivable	          446,594	     429,140
  Other assets	                               				5,448	     	11,809

                                     							  1,952,042	   2,140,949

	Total Assets				                            $3,326,920	  $3,579,274




               The accompanying notes are an integral
          part of these consolidated financial statements.


            TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                    CONSOLIDATED BALANCE SHEETS

              AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                            				          June 30, 1997   Dec. 31, 1996
				                                      		 (Unaudited)     (Audited)

CURRENT LIABILITIES:
	Accrued liabilities	                      	$    11,368	   $   73,552
 Accounts payable-affiliates		                    7,265	 	      7,154
	Deferred income	                              			4,889		      14,362
	Security deposits	                            			8,625	        8,625

	  Total current liabilities	                    32,147     		103,693


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP	      	                    11,115		      10,969

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.	      		                         10,962		      10,257

PARTNERS' CAPITAL (DEFICIT):
  General Partner				                           (29,856)	     (28,034)

  Investor Limited Partners		                 3,302,552	    3,482,389

                                      						  3,272,696	    3,454,355

  Total Liabilities and Partners'
	  Capital (Deficit)		                       $3,326,920	   $3,579,274



                The accompanying notes are an integral
              part of these consolidated financial statements.


             TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED
                   JUNE 30, 1997 AND 1996 (UNAUDITED)



			  	                       Three Months Ended	    Six Months Ended
		                                 June 30,	             June 30,
		   		                          1997	     1996	     1997	     	1996
REVENUES:
  Rental income		            $179,262	$ 157,651	$ 349,214	 $ 316,675

COSTS AND EXPENSES:
  Operating, general
    and administrative	        36,935	   37,102	   77,008	    73,745
  Management fees
   - affiliates		               9,892	    9,213	   19,520	    18,517
   - others			                 18,165	   17,521	   35,316	    34,473
  Depreciation and
    amortization	           	  24,189	   21,846	   48,377	    70,634

                      		   		  89,181	   85,682	  180,221	   197,369

OPERATING INCOME	           	  90,081	   71,969	  168,993	   119,306

OTHER INCOME (EXPENSES):
  Interest income		            40,202	   43,404	   82,814	    86,372
  Interest expense	                -  	      -   	     -    	 (1,274)

                      		   		  40,202	   43,404	   82,814	    85,098
INCOME BEFORE ALLOCATION
 TO MINORITY INTERESTS	       130,283	  115,373	  251,807	   204,404

MINORITY INTEREST IN
  TOWER VENTURES
  LIMITED PARTNERSHIP          (1,196)	  (1,011)	  (2,306)	    (1,742)

MINORITY INTEREST IN
  UNITED MOBILE
  NETWORKS L.P.	                 (345)	    (357)	    (706)	      (733)

NET INCOME		                	$128,742	  114,005	 $248,795	   $201,929

ALLOCATION OF NET INCOME:
  General Partner		            $1,287	   $1,140	   $2,488	     $2,019
  Investor Limited
    Partners		               $127,455	 $112,865 	$246,307	   $199,910
  Net income per Investor
    Limited Partner Unit       $23.89    $21.16    $46.18      $37.48




                   The accompanying notes are an integral
                part of these consolidated financial statements.


                TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

          FOR THE YEAR ENDED DECEMBER 31, 1996 (AUDITED) AND FOR THE

               SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)


						                                           Investor
				                                   General	   Limited
                                 				  Partner   Partners     Total


BALANCE, January 1,
  1996		                            	$(28,218)	$3,464,052	$3,435,834

Distributions	   	                     (4,312)	  (426,720)  (431,032)

Net Income	     		                      4,496	    445,057	   449,553

BALANCE, December 31,
   1996	                           		 (28,034)	 3,482,389	 3,454,355

Distributions	                      	  (4,310)	  (426,144)	 (430,454)

Net Income	                         	   2,488	    246,307	   248,795

BALANCE, June 30,
    1997		                          	$(29,856)	$3,302,552	$3,272,696



                 The accompanying notes are an integral
              part of these consolidated financial statements.


                TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE NINE MONTHS ENDED

                          JUNE 30, 1997 AND 1996
                                 (UNAUDITED)

                                                  	Six Months Ended June 30,
                                                          1997         1996

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income						                                     $ 248,795	$  201,929
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization			                    48,377	    70,634
      Imputed interest on additional consideration
        receivable					                                  (17,454)	  (16,117)
	Changes in assets and liabilities:
		Decrease in receivables	 		                              4,129	     9,385
		Decrease in accrued liabilities	                       (62,184)	   (9,245)
		Decrease in deferred revenue		                          (9,473)	   (3,894)
		Increase (decrease) in security deposits	                  -  	    (1,000)
		Increase in minority interests	                           	851	     1,165
		Increase (decrease) in accounts
  payable-affiliates			                                     	111		       (6)
		Decrease in deposits, prepaid
		  Expenses and other assets	                        	    6,361	    10,026

  Net cash provided by operating activities	             219,513	   262,877


CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection of Note Receivable			                       200,000		       -
  Distributions						                                   (430,454)	 (215,516)
  Repayment of borrowings	       			                         -      (76,523)

  Net cash used in financing activities	                (230,454)  (292,039)

DECREASE IN CASH AND CASH EQUIVALENTS		                  (10,941)	  (29,162)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	          135,527	   175,561

CASH AND CASH EQUIVALENTS, END OF PERIOD	            	 $ 124,586	$  146,399



                 The accompanying notes are an integral
            part of these consolidated financial statements.


             TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED
                         JUNE 30, 1997 AND 1996
                                (UNAUDITED)

                                           Six Months Ended June 30,
							                                     	   1997        1996



Supplementary information:
	Cash paid during the period for interest	      $  -    	$   878


The following non-cash activities
	resulted from the sale of
	of UMN L.P. assets:


	Imputed interest receivable	 	             	$ 17,454	   $ 16,117



                  The accompanying notes are an integral
               part of these consolidated financial statements.


               TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On November 9, 1990, the Partnership purchased a 29.5% limited partnership interest in United Mobile Networks L.P. ("UMN L.P."), a Delaware limited partnership. On June 29, 1992, the Partnership's limited partnership interest increased to a 99% limited partnership interest, pursuant to the Third Amendment to the Limited Partnership Agreement of UMN L.P. As a result of the provisions of UMN L.P.'s partnership agreement, the Partnership was deemed to control UMN L.P. as of November 9, 1990 (date of purchase. Accordingly, the accompanying consolidated financial statements include the accounts of UMN L.P. since November 9, 1990 on a consolidated basis.

	All intercompany transactions have been eliminated in consolidation.


	Cash Equivalents

	For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $64,796 and $88,601 at June 30, 1997 and December 31, 1996, respectively.

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

	For the six months ended June 30, 1997 and 1996, Tower Ventures reported net income of $230,593 and $174,239, respectively. The minority interest's
1% share in this net income is $2,306 and $1,742, respectively, and is reflected on the balance sheet as Minority Interest in Tower Ventures.

	Minority Interest in United Mobile Networks L.P.

	Minority interest in United Mobile Networks L.P. ("UMN L.P."), as shown on the balance sheets, reflects the capital account balances attributed to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN
L.P. not owned by the Partnership.


	For the six months ended June 30, 1997 and 1996, UMN L.P. reported net income of $70,585 and $73,321, respectively. The minority interest's 1% share in this net income is $706 and $733, respectively, and is reflected on the balance sheet as Minority Interest in UMN L.P.

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

	Income per Investor Limited Partner Unit

	Income per Investor Limited Partner Unit is calculated by dividing the allocation of income (loss) to Investor Limited Partners by the weighted average number of units outstanding during the six months ended June 30, 1997 and 1996 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

	The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the six months ended
June 30, 1996 and 1996 were $19,520 and $18,517, respectively.


Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

For the six months ended June 30, 1997, Partnership operations consisted of operating the communications tower owned by Tower Ventures.

	Rental revenues from the communications tower (Tower Ventures) increased $32,539 and costs and expenses decreased $17,148 for the six months ended
June 30, 1996 and 1997, respectively.  For the six months ended June 30,
1997, rental revenue of $349,214 was earned from 31 tenant leases.

Operating, general and administrative expense consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $40,928 and $2,203, respectively, for the six months ended June 30, 1997. The remaining $33,877 represents legal and accounting fees of $24,090 and other administrative costs of $9,787. Management fees during this six month period consisted of fees incurred by Tower Ventures and UMN L.P. of $29,316 and $6,000, respectively, and management fees of $19,520 to Telecommunications Growth and Income Fund Management Limited Partnership, the general partner.

	Operating income increased by $49,687 from $119,306 to $168,993 for the six months ended June 30, 1996 and 1997, respectively. Depreciation and amortization decreased $22,257, and operating, general and administrative expense increased $3,263. Management fees increased $1,846.

	Interest expense decreased $1,274, from $1,274 to $0 for the six months ended June 30, 1996 and 1997, respectively, as a result of the repayment of the Tower Ventures debt on March 18, 1996.  Interest income represents income of $61,333 on the note receivable and $17,454 imputed interest income on the additional consideration receivable from the sale of the SMR
business and $4,027 from cash investments. 	For the six months ended
June 30, 1997, the Partnership had positive cash flow from operations of $219,513. During the six months ended June 30, 1997, the Partnership made distributions to investor limited partners in the amount of 8% of contributed capital. These distributions were funded from operating cash flow without considering amortization and depreciation and from a principal payment of $200,000 from the note receivable from the sale of the SMR businesses. Future distributions will be determined by management based on operating performance and available positive cash flow.

Financial Condition

On November 9, 1993, Tower Ventures entered into a $1,000,000 line of credit/ term agreement (the "Loan") with a commercial bank to finance repayment of advances from the Partnership, to pay certain fees and costs of obtaining the Loan in the amount of $33,500, and to provide financing for future capital expenditures. The loan was a line of credit which converted to a term loan at the end of the first year and was scheduled to mature on October 8, 1998. On March 18, 1996, Tower Ventures repaid the balance of the Loan from working capital.

	At the time of acquisition, the Communications Tower had twelve tenants with leases generating $34,208 per month.  As of June 30, 1997, there were
31 tenant leases in effect with a current rent roll of $56,634 per month.
Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%.  Management continues to seek to acquire additional tenants for the Communications Tower and operating expenses are generally fixed and relatively low.  Operating cash flow margins were 88% an tively, and are expected to range from 85% to 90% in the future.
Operating cash flow is determined by subtracting operating expenses, excluding management fees, depreciation and amortization, from rental
revenues.	The Partnership had current assets in excess of current liabilities of approximately $123,244 and $66,769 at June 30, 1997 and December 31, 1996,
respectively.  The Partnership expects to generate positive cash flows for
1997.  The sale of UMN L.P. assets is expected to generate additional cash over the next five years of a minimum of $1,500,000.  As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.


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

                                 BY:  TELECOMMUNICATIONS GROWTH
                         	       					& INCOME FUND MANAGEMENT
	       					                         LIMITED PARTNERSHIP
	       					                         General Partner

                           						BY:  TELECOMMUNICATIONS GROWTH
	       			                         		& INCOME FUND, INC.
	       					                         General Partner


DATE:  August 14, 1997		        	BY:   /s/ Randall N. Smith
                                       Randall N. Smith, President
	        				                         	Chief Executive Officer and
	        	                         				Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE:  August 14, 1997			         BY:   /s/ Randall N. Smith
		       				                           Randall N. Smith, President,
		       				                           Chief Executive Officer and
		       				                           Director


DATE:  August 14, 1997			         BY:   /s/ B. Eric Sivertsen
		       				                           B. Eric Sivertsen, Vice-
                                        President, Secretary, Director and
                                        Chief Financial and Accounting
                                        Officer