Form 10QSB
period 1997-09-30
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1997-11-12
CIK 845394

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD							COMMISSION FILE
ENDED SEPTEMBER 30, 1997								NUMBER 033-26427

TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
(Name of small business issuer in its charter)

     Virginia				                         	54-1482898
(State of other jurisdiction of 								(I.R.S. Employer
incorporation or organization) 								Identification Number)

1525 Wilson Boulevard, Arlington, VA  							22209
(Address of principal executive offices)			(Zip Code)

(703) 247-2900
(Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Exchange Act:

None
(Title of class)


Securities registered pursuant to Section 12(g) of the Act:
                                        Name of each exchange
Title of each class					                	on which registered
Limited Partnership Interest						          None
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2)
has been subject to such filing requirements for the past ninety days.
Yes x.   No__.

Page 1

TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.

FORM 10-QSB
For the Nine Month Period Ended September 30, 1997


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

 										Page

Item 1.  Financial Statements									                                   2
Item 2.  Management's Discussion and Analysis or Plan of Operation			 		12


PART II - OTHER INFORMATION							                                     	13


Signatures				                                                   							14



Part I - Financial Information
Item 1.  Financial Statements
Telecommunications Growth & Income Fund L.P.

CONSOLIDATED FINANCIAL STATEMENTS




INDEX



CONSOLIDATED BALANCE SHEETS
 September 30, 1997 (Unaudited) and December 31, 1996 (Audited)    	4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended September 30, 1997 and 1996 (Unaudited)          	6
 Nine months ended September 30, 1997 and 1996 (Unaudited)           	6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1996 (Audited) and
 for the nine months ended September 30, 1997 (Unaudited)            	7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the nine months ended September 30, 1997 and 1996 (Unaudited) 	8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      	 10-11




TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                   ASSETS


                                              		Sept. 30, 1997	 Dec. 31,1996
                                                  		(Unaudited)	  (Audited)

CASH AND CASH EQUIVALENTS                            	$124,229	   $135,527

RECEIVABLES:
	Rent	                                                  18,271     	10,336
	Affiliates                                             	1,844      	1,844
	Other	                                                 20,000	     22,755

                                                  			   40,115	     34,935

	  Total current assets	                               164,344	    170,462


	LAND	74,624	74,624
	BUILDINGS, net of accumulated
	  depreciation of $107,805 and $97,802              	 158,940    	168,943
	COMMUNICATIONS TOWERS, net of accumulated
	  depreciation of $507,726 and $452,284              	849,789	    897,630
	INTANGIBLE ASSETS, net of accumulated
	  amortization of $865,834 and $858,334	              119,166	    126,666

                                                  			1,202,519  	1,267,863

OTHER ASSETS:
	Note receivable	                                    1,500,000  	1,700,000
	Additional consideration receivable                  	455,586    	429,140
	Other assets	                                           8,315	     11,809

	                                                  		1,963,901  	2,140,949

	Total Assets	                                      $3,330,764 	$3,579,274


The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                        	  Sept. 30, 1997 	   Dec. 31, 1996
                                             (Unaudited)         	(Audited)

CURRENT LIABILITIES:
	Accrued liabilities	                           $21,881     	     $73,552
 Accounts payable-affiliates	                     8,319             7,154
	Deferred income	                                 2,651           	14,362
	Security deposits	                               9,625	            8,625

	  Total current liabilities	                    42,476	          103,693


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP	                           10,912	           10,969

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.	                                 11,322       	    10,257

PARTNERS' CAPITAL (DEFICIT):
  General Partner	                              (28,593)	         (28,034)

  Investor Limited Partners	                  3,294,647        	3,482,389

                                            		3,266,054	        3,454,355

  Total Liabilities and Partners'
	  Capital (Deficit)	                        $3,330,764	       $3,579,274

The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)



			                                   Three Months Ended	 Nine Months Ended
		                                         Sept. 30,            Sept. 30,
		                                      1997     	1996	      1997	     1996
REVENUES:
 Rental income                      		$192,697 	$153,588 	$541,911 	$470,263

COSTS AND EXPENSES:
  Operating, general and
   administrative                   	   49,480	   24,728  	126,488   	98,473
  Management fees
   - affiliates		                       10,524	    9,252	   30,044   	27,769
   - others		                           20,097   	16,526	   55,413   	50,999
  Depreciation and amortization	        24,568	   22,045	   72,945	   92,679

                                    		 104,669	   72,551	  284,890	  269,920

OPERATING INCOME	                       88,028	   81,037	  257,021	  200,343

OTHER INCOME (EXPENSES):
  Interest income		                     39,812	   43,368	  122,626	  129,740
  Interest expense	 	                      -  	       -   	     -     (1,274)

                                        39,812	   43,368	  122,626	  128,466
INCOME BEFORE ALLOCATION TO
 MINORITY INTERESTS	                   127,840  	124,405  	379,647  	328,809

MINORITY INTEREST IN TOWER VENTURES
 LIMITED PARTNERSHIP             	      (1,147)	  (1,049)	  (3,453) 	 (2,791)

MINORITY INTEREST IN UNITED MOBILE
 NETWORKS L.P.	                           (360)	    (390)	  (1,066)	  (1,123)

NET INCOME		                          $126,333	 $122,966	 $375,128 	$324,895

ALLOCATION OF NET INCOME:
  General Partner		                     $1,263	   $1,230	   $3,751	   $3,249

  Investor Limited Partners	          $125,070	 $121,736	 $371,377	 $321,646

  Net income per Investor
   Limited Partner Unit	                $23.45    $22.82    $69.62    $60.30


The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1996 (AUDITED) AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)


                                                       Investor
                                       	General         Limited
                                        Partner        Partners       Total



BALANCE, January 1,
  1996	                                $(28,218)      $3,464,052 	$3,435,834

Distributions	                           (4,312)	       (426,720)  	(431,032)

Net Income	                               4,496	         445,057	    449,553

BALANCE, December 31,
   1996	                                (28,034)	      3,482,389  	3,454,355

Distributions	                           (4,310)	       (559,119)	  (563,429)

Net Income	                               3,751	         371,377	    375,128

BALANCE, September 30,
    1997	                              $(28,593)	     $3,294,647	 $3,266,054


The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996
       (UNAUDITED)

                                            	Nine Months Ended September 30,
                                                   1997             1996

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income	                                   $375,128 	       $324,895
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization	              72,945          	92,679
      Imputed interest on additional
        consideration receivable	                (26,446)        	(24,420)
	Changes in assets and liabilities:
		Decrease (increase) in receivables             	(5,180)	          8,909
		Increase (decrease) in accrued liabilities	    (51,671)         	13,519
		Decrease in deferred revenue	                  (11,711)         	(4,123)
		Increase (decrease) in security deposits	        1,000          	(1,000)
		Increase in minority interests                  	1,008	           2,203
		Increase in accounts payable-affiliates	         1,165	              -
		Decrease (increase) in other assets	             3,494	          (6,153)

  Net cash provided by operating activities	     359,732     	    406,855


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Improvements	                           (7,601)	        (33,940)

Net cash used in investing activities	            (7,601)        	(33,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection of Note Receivable	                 200,000              	-
  Distributions	                                (563,429)	       (322,196)
  Repayment of borrowings	                            -      	    (76,523)

  Net cash used in financing activities	        (363,429)	       (398,719)

DECREASE IN CASH AND CASH EQUIVALENTS	           (11,298)	        (25,804)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	  135,527        	 175,561

CASH AND CASH EQUIVALENTS, END OF PERIOD	       $124,229        	$149,757

The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996
        (UNAUDITED)

 	                                     Nine Months Ended September 30,
    	                                         1997	            1996



Supplementary information:
	Cash paid during the period for interest	   $  -    	         $878


The following non-cash activities
	resulted from the sale of
	of UMN L.P. assets:


	Imputed interest receivable	               $26,446	        $24,420


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

     Cash Equivalents

For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $65,587 and $90,740 at September 30, 1997 and December 31, 1996, respectively.

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

For the nine months ended September 30, 1997 and 1996, Tower Ventures reported net income of $345,296 and $279,085, respectively. The minority interest's 1% share in this net income is $3,453 and $2,791, respectively, and is reflected on the balance sheet as Minority Interest in Tower Ventures.

     Minority Interest in United Mobile Networks L.P.

Minority interest in United Mobile Networks L.P. ("UMN L.P."), as shown on the balance sheets, reflects the capital account balances attributed to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN L.P. not owned by the Partnership.

For the nine months ended September 30, 1997 and 1996, UMN L.P. reported net income of $106,577 and $112,265, respectively. The minority interest's 1% share in this net income is $1,066 and $1,123, respectively, and is reflected on the balance sheet as Minority Interest in UMN L.P.

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

    	Income per Investor Limited Partner Unit

Income per Investor Limited Partner Unit is calculated by dividing the allocation of income (loss) to Investor Limited Partners by the weighted average number of units outstanding during the nine months ended
September 30, 1997 and 1996 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the nine months ended September 30, 1997 and 1996 were $30,044 and $27,769, respectively.



Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

For the nine months ended September 30, 1997, Partnership operations consisted of operating the communications tower owned by Tower Ventures.

Rental revenues from the communications tower (Tower Ventures) increased $71,648 and costs and expenses increased $14,970 for the nine months ended September 30, 1996 and 1997, respectively. For the nine months ended September 30, 1997, rental revenue of $541,911 was earned from 34 tenant leases.

Operating, general and administrative expense consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $77,256 and $2,203, respectively, for the nine months ended September 30, 1997. The remaining $47,030 represents legal and accounting fees of $34,590 and other administrative costs of $12,440. Management fees during this nine month period consisted of fees incurred by Tower Ventures and UMN L.P. of $46,413 and $9,000, respectively, and management fees of $30,044 to Telecommunications Growth & Income Fund Management Limited Partnership, the general partner.

Operating income increased by $56,678 from $200,343 to $257,021 for the nine months ended September 30, 1996 and 1997, respectively. Depreciation and amortization decreased $19,734, and operating, general and administrative expense increased $28,015. Management fees increased $6,689.

Interest expense decreased $1,274, from $1,274 to $0 for the nine months ended September 30, 1996 and 1997, respectively, as a result of the repayment of the Tower Ventures debt of March 18, 1996. Interest income represents income of $91,333 on the note receivable and $26,446 imputed interest income on the additional consideration receivable from the sale of the SMR business and $4,887 from cash investments.

For the nine months ended September 30, 1997, the Partnership had positive cash flow from operations of $359,732. During the nine months ended September 30, 1997, the Partnership made distributions to investor limited partners in the amount of 10.5% of contributed capital. These distributions were funded from operating cash flow without considering amortization and depreciation and from a principal payment of $200,000 from the note receivable from the sale of the SMR businesses. Future distributions will be determined by management based on operating performance and available positive cash flow.


     Financial Condition

On November 9, 1993, Tower Ventures entered into a $1,000,000 line of credit/term agreement (the "Loan") with a commercial bank to finance repayment of advances rom the Partnership, to pay certain fees and costs of obtaining the Loan in the amount of $33,500, and to provide financing for future capital expenditures. The loan was a line of credit which converted to a term loan at the end of the first year and was scheduled to mature on October 8, 1998. On March 18, 1996,Tower Ventures repaid the balance of the Loan from working capital.

At the time of acquisition, the Communications Tower had twelve tenants with leases generating $34,208 per month. As of September 30, 1997, there were 34 tenant leases in effect with a current rent roll of $60,066 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek to acquire additional tenants for the Communications Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins were 86% and 87% for the nine months ended September 30, 1997 and 1,996, respectively, and are expected to range from 85% to 90% in the future. Operating cash flow is determined by subtracting operating expenses, excluding management fees, depreciation and amortization, from rental revenues.

The Partnership had current assets in excess of current liabilities of approximately $121,868 and $66,769 at September 30, 1997 and December 31, 1996, respectively. The Partnership expects to generate positive cash flows for 1997. The sale of UMN L.P. assets is expected to generate additional cash of $200,000 in the fourth quarter of 1997 and a minimum of $1,300,000 in the fourth quarter of 1998. As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.


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

                                   	BY:  TELECOMMUNICATIONS GROWTH
	                                        & INCOME FUND, INC.
	                                        General Partner


DATE:  November 14, 1997	           BY:  /s/ Randall N. Smith
	                                        Randall N. Smith, President
	                                        Chief Executive Officer and
	                                        Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE:  November 14, 1997	           BY:  /s/ Randall N. Smith
		                                       Randall N. Smith, President,
		                                       Chief Executive Officer and
		                                       Director


DATE:  November 14, 1997	           BY:  /s/ B. Eric Sivertsen
		                                       B. Eric Sivertsen, Vice-
		                                       President, Secretary, Director
                                         and Chief Financial and
                                         Accounting Officer