Form 10KSB
period 1997-12-31
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1998-02-19
CIK 845394

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-KSB

	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR	COMMISSION FILE
ENDED DECEMBER 31, 1997	NUMBER 033-26427

	TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
	(Name of small business issuer in its charter)

              Virginia 	54-1482898
(State of other jurisdiction of 	(I.R.S. Employer
incorporation or organization) 	Identification Number)

1525 Wilson Boulevard, Arlington, VA  	22209
(Address of principal executive offices)	(Zip Code)

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


Issuer's revenues for its most recent fiscal year:  $725,551.

The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

As of the close of business January 31, 1998, the registrant had outstanding 5,334 units of limited partnership interests, par value $1,000 per unit.

DOCUMENTS INCORPORATED BY REFERENCE: None

	Page 1 of 27

	TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
	1997 Form 10-KSB ANNUAL REPORT



	TABLE OF CONTENTS

	PART I


Page

Item 1.  Business									3

Item 2.  Properties			 						4

Item 3.  Legal Proceedings								4

Item 4.  Submission of Matters to a Vote of Security Holders		5

	PART II

Item 5.  Market for the Registrant's Partnership
  Interests and Related Partnership Matters				5

Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations			5
Item 7.  Financial Statements							8

Item 8.  Changes in and Disagreements with Accounts on
   Accounting and Financial Disclosure					22

Item 9.  Directors and Executive Officers of the Registrant		22

Item 10.  Executive Compensation							24

PART III

Item 11.  Security Ownership of Certain Beneficial
    Owners and Management							25

Item 12.  Certain Relationships and Related Transactions		25

	PART IV

Item 13.  Exhibits and Reports on Form 8-K					25







Part I.

Item 1.  Business

General

Telecommunications Growth and Income Fund L.P. (the "Partnership"), a Virginia limited partnership, was organized on December 29, 1988. Telecommunications Growth and Income Fund Management Limited Partnership ("TGIF" or the "General Partner"), is the Partnership's sole general partner. Telecommunications Growth and Income Fund, Inc. ("TGIF, Inc.")
is the general partner of TGIF. DeRand Telecommunications Corporation ("DTC"), MT Fund I Limited Partnership ("MTLP") and Pennington/Bass Telecommunications, Inc. ("PBT") are the sole stockholders of TGIF, Inc.
 DTC is wholly owned by DeRand Corporation of America ("DCOA"), which is also the sole owner of DeRand/Pennington/Bass, Inc. ("D/P/B"), which was the selling agent of the offering. PBT is wholly owned by two former executive officers of DCOA and D/P/B. DCOA is deemed to be controlled by Denison E. Smith and Randall N. Smith, both officers and directors of TGIF, Inc., by virtue of their individual stock ownership of DCOA.

The Partnership was formed to engage in the business of acquiring, developing, operating, selling and otherwise investing in communications-related businesses. The Partnership intended to acquire various "Communications Businesses" from among the following: franchise cable television systems and other cable-related businesses, broadcast radio stations, cellular telephone systems, paging systems, specialized mobile radio ("SMR"), publishing and various other technologies or devices.

The Partnership's businesses are managed and monitored by the General Partner which receives a management fee equal to 5% of the gross revenues attributable to each Communications Business.


Communications Tower

The Partnership owns a general partnership interest in a communications tower (the "Tower" or "Tower Ventures") located in Montgomery County, Pennsylvania. The Tower faces competition from other communications towers or building sites accepting communications equipment in the Philadelphia area. The Partnership's Tower, however, is the tallest communications tower or site in the area, making it a more desirable site than its competitors. The tower is located in an area where current zoning prohibits the construction of new towers. In addition, the construction costs of new towers is quite expensive and the possibility of additional competition is unlikely. Since purchasing the Tower in September 1989, the Partnership has not lost any tenants to other towers, but has gained two tenants from competitors by offering a better location at a competitive price. The Tower was originally constructed as a television broadcasting tower. The tenant mix on the Tower has expanded to include paging, SMR, broadcast radio and microwave customers.

The Tower serves various customers, including those providing broadcast radio, microwave, cellular, paging and two-way radio services to the greater-Philadelphia metropolitan area. As of December 31, 1997, the Tower had 24 tenants with 34 leases generating revenue of approximately $58,000 per month. Revenues for the Tower were $725,551 and $636,588 for the years ended December 31, 1997 and 1996, respectively.


The accompanying consolidated financial statements include the results of operations of Tower Ventures for the years ended December 31, 1997 and 1996. The Tower assets include, but are not limited to, the land and improvements thereon (including one 540-foot steel tower and three buildings on 1.29 acres), all leases, agreements, consents, licenses and other contracts specifically related to the Tower.


Specialized Mobile Radio System

The Partnership owns a limited partnership interest in United Mobile Networks L.P. ("UMN L.P."). UMN L.P. was formed to acquire, own, operate and sell SMR systems. On November 24, 1993, UMN L.P. entered into a management agreement and an asset purchase agreement to sell to East Texas Communications Limited Partnership ("ETCLP"), an unaffiliated third party, UMN L.P.'s radio communications business located in eastern Texas and northwestern Louisiana. Closing was completed October 27, 1994, and was effective July 14, 1994. Subsequently, all the assets of ETCLP were transferred to Mobex UMN, Inc., a wholly owned subsidiary of Mobex, Inc., in exchange for stock in the wholly owned subsidiary.

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


Item 2.  Properties

See Item 1.

Item 3.  Legal Proceedings

On March 21, 1994, UMN L.P. filed a petition for declaratory judgement, damages and injunctive relief against Ronny Deaton and his wife Barbara Deaton, claiming, among other things, that Mr. Deaton violated the non-compete portion of his employment agreement. Mr. Deaton filed a motion for summary judgement, which was dismissed on May 9, 1994. On May 12, 1994, UMN L.P.'s motion for temporary injunctive relief was denied. On May 12, 1995, a jury returned a verdict enforcing Mr. Deaton's original covenant not to compete with the SMR property formerly owned by UMN L.P. for a period continuing for approximately 18 months. The jury also entered judgement against Mr. Deaton in favor of UMN L.P. for $630,000 in damages, attorney fees and costs. On February 8, 1996, the Deatons filed an appeal with the Texas Appellate Court. On April 17, 1996, the appellate court ruled that the non-compete and injunction against Ronny Deaton was upheld, but the injunction against Barbara Deaton was dismissed. The dismissal of the counter suit the Deatons filed against UMN L.P. was also upheld. The $100,000 award UMN L.P. received for violation of the non-compete was dismissed. The appellate court acknowledged the theft of the customer list, but the portion of the judgement assessing damages in the amount of $500,000 was reversed and remanded to the trial court for a new trial. UMN L.P. appealed this decision to the Texas State Supreme Court. On February 21, 1997, the Texas State Supreme Court issued the following decision:

1. The court upheld the lower court's decision that Ronny Deaton misappropriated the customer list for the UMN L.P. SMR system.
 However, because UMN L.P. was never deprived of the use of its customer list (i.e., Mr. Deaton had only appropriated a duplicate list while UMN L.P. still retained the original) and, because UMN L.P. never in fact lost customers as a result of the misappropriation of its customer list, the court reduced the damages awarded to UMN L.P. to attorney's fees, approximately $32,500.
2. The court also upheld the lower court's finding that the UMN L.P. non-compete agreement was valid and enforceable against Mr.
Deaton.

It is management's belief that this matter has run its course. Mr. Deaton has been prevented from competing with UMN L.P., in accordance with his agreement. UMN L.P. has a lien against Mr. Deaton's assets for $32,500, the amount of its attorneys' fees for this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Part II.

Item 5. Market for Registrant's Partnership Interests and Related Partnership Matters

As of December 31, 1997, the Partnership had 527 investor limited partners who had subscribed to 5,334 units. There is no established trading market for the Units. The Partnership distributes cash flow from operations, refinancing and/or sale proceeds, to the extent available. A portion of these distributions constitutes a return of capital. There were four distributions made to limited partners in 1997 totaling $693,420.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 1997, Partnership operations consisted of operating the communications tower owned by Tower Ventures.
 The specialized mobile radio businesses owned by UMN L.P. were sold effective July 14, 1994.


Revenues of the Partnership, which consists of rental revenues from the Philadelphia tower owned by Tower Ventures, increased $80,963, or approximately 14%, from $636,588 in 1996 to $725,551 in 1997 and costs and expenses increased $32,344, or approximately 9%, from $353,676 in 1996 to $386,020 in 1997. The increase in revenues was attributable to the addition of new tenants and the addition of equipment by existing tenants, consumer price index rent adjustments, and increases in utility reimbursements over 1996.

For the year ended December 31, 1997, rental revenue was earned from 34 tenant license agreements with Tower Ventures. During 1997, three new tenants were added to the Tower, five existing tenants added equipment to the Tower and five tenants extended their agreements. Minimum future rental income from noncancelable leases in 1998 is expected to approximate $606,000.

Operating, general and administrative expense in 1997 consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $94,664 and $4,422, respectively. The remaining $72,312 represents legal and accounting fees of $53,113 and other administrative costs of the Partnership of $19,199. Management fees, others, increased from $68,076 in 1996 to $75,637 in 1997. These consisted of fees incurred by Tower Ventures and UMN L.P. of $56,076, and $12,000 in 1996 and $63,637 and $12,000 in 1997, respectively. Management fees, affiliates, increased from $37,402 in 1996 to $40,445 in 1997. These fees were incurred by the Partnership and represent management fees to Telecommunications Growth & Income Fund Management Limited Partnership, the General Partner.

Operating income increased by $56,620 in 1997, from $282,912 in 1996 to 339,532 in 1997.

Interest income decreased from $173,284 in 1996 to $162,308 in 1997 and represents interest earned on the note receivable from the sale of UMN L.P.'s assets as of July 14, 1994 and income from the Partnership's investments in short-term U.S. Treasury obligations. Interest expense decreased from $1,274 in 1996 to $-0- in 1997 as a result of repayment of the bank Loan on March 18, 1996.

For the years ended December 31, 1997 and 1996, the Partnership had positive cash flow from operations of $512,182 and $585,984, respectively.
 Distributions to limited partners increased from $426,720 in 1996 to $693,420 in 1997, and from $4,312 to $7,004 to the general partner. These distributions were funded from operating cash flow without considering amortization and depreciation and from a principal payment of $200,000 on January 31, 1997 from the note receivable from the sale of the SMR businesses. Future distributions will be determined by management based on operating performance and available positive cash flow.

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


On October 27, 1994, closing was completed on the sale by UMN L.P.
of the tangible and intangible assets used or held for use in connection with its communications business. Total consideration under the asset purchase agreement was $3,200,000, which was to be paid by $1,000,000 cash and a promissory note for $1,700,000. Additional consideration is to be paid, computed as an amount equal to the greater of 15% of the net profit of ETCLP determined as of the date of the sale of substantially all of the assets of ETCLP, or as of either the date of a refinancing of certain indebtedness, or November 30, 1998, or $500,000. On December 9, 1993, UMN L.P. received a non-interest bearing escrow deposit in the amount of $840,000 from ETCLP. The buyer was to pay the remaining cash due at closing, $160,000, plus adjustments for capital expenditures, radio purchases and accounts receivable, less adjustments for accounts payable.
 These adjustments increased the purchase price by $173,200. Additional adjustments to the purchase price were made in accordance with a letter agreement dated July 14, 1994, between ETCLP and UMN L.P. reducing the purchase price by $350,000. These adjustments resulted in a net payable to ETCLP of $16,800, which was deducted from the first interest payment due on the promissory note from ETCLP on October 31, 1994. ETCLP makes quarterly interest payments on the outstanding balance of the note receivable to the Partnership. Two principal payments of $200,000 each were due on December 1, 1996 and December 1, 1997 and were received by the
Partnership on January 31, 1997 and December 30, 1997, respectively.   An
additional principal payment of $1,300,000 is due on December 1, 1998.

At the time of acquisition, the Tower had twelve tenants with leases generating $34,000 per month. As of January 1, 1998, there were 34 tenant leases in effect with a current rent roll of approximately $58,000 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek additional tenants for the Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins for the most recent three years range from 87% to 88%, and are expected to continue at that level.

The Partnership has current assets in excess of current liabilities of $304,500 at December 31, 1997. The Partnership expects to generate positive cash flows for 1998. The sale of UMN L.P. assets is expected to generate additional cash over the next two years of a minimum of $1.3 million. As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.

Inflation

Although the Partnership cannot determine the precise effects of inflation, it is anticipated that there will be increases in operating costs and general and administrative expenses. Management believes that any such increases will be adequately provided for through the annual cost of living increases which are contained in all of the Partnership's operating leases, by adding revenues from existing lessees or by adding new lessees to the communications tower.


Item 7.  Financial Statements and Supplementary Data


	Telecommunications Growth & Income Fund L.P.

	CONSOLIDATED FINANCIAL STATEMENTS

	AS OF DECEMBER 31, 1997 AND 1996

	AND FOR THE YEARS THEN ENDED


	INDEX


Independent Auditors' Report	10

CONSOLIDATED BALANCE SHEETS				11-12

CONSOLIDATED STATEMENTS OF OPERATIONS		  13

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)		  14

CONSOLIDATED STATEMENTS OF CASH FLOWS		15-16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		17-22




INSERT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT
To the Partners of
Telecommunications Growth &
  Income Fund L.P.
Arlington, Virginia
We have audited the accompanying consolidated balance sheets of Telecommunications Growth & Income Fund L.P. (a Virginia Limited Partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Telecommunications Growth & Income Fund L.P. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Washington, D.C.
January 31, 1998

	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

	CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31, 1997 AND 1996

	ASSETS

                                                       	1997		1996


CASH AND CASH EQUIVALENTS	                         $ 335,062	$ 135,527

RECEIVABLES:
Rent	                                                 22,777	   10,336
Affiliates	                                            1,844	    1,844
Other	                                                20,044	   22,755

                                                    	 44,665	   34,935

  Total current assets	                              379,727	  170,462


LAND	                                                 89,005	   74,624
BUILDINGS, net of accumulated
  depreciation of $111,140 and $97,802 	             155,605	  168,943
COMMUNICATIONS TOWERS, net of accumulated
  depreciation of $526,460 and $452,284 	            831,055	  897,630
INTANGIBLE ASSETS, net of accumulated
  amortization of $868,334 and $858,334	             116,666	  126,666

	                                                  1,192,331	1,267,863

OTHER ASSETS:
Note receivable	                                   1,300,000	1,700,000
Additional consideration receivable	                 464,759	  429,140
Other assets	                                         10,395	   11,809

                                                  	1,775,154	2,140,949

Total Assets	                                     $3,347,212	$3,579,274




	The accompanying notes are an integral
	part of these consolidated financial statements.

	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

	CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31, 1997 AND 1996

	LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                   	   1997	         1996


CURRENT LIABILITIES:
Accrued liabilities	                                 $48,609	     $73,552
Accounts payable-affiliates	                           7,376	       7,154
Deferred income	                                       9,617	      14,362
Security deposits	                                     9,625	       8,625

  Total current liabilities	                          75,227	     103,693


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP	                                10,656	      10,969

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.	                                      11,661	      10,257

PARTNERS' CAPITAL (DEFICIT):
  General Partner	                                   (30,081)	    (28,034)

  Investor Limited Partners	                       3,279,749	   3,482,389

                                                  	3,249,668	   3,454,355

  Total Liabilities and Partners'
  Capital (Deficit)	                              $3,347,212	  $3,579,274







	The accompanying notes are an integral
	part of these consolidated financial statements.


	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
	FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996

                                                    1997		       1996


REVENUES:
Rental income 	                                  $ 725,551	    $ 636,588

COSTS AND EXPENSES:
Operating, general and administrative	             171,398	      131,659
Management fees
  - affiliates	                                     40,445	       37,402
  - others	                                         75,637       	68,076
Depreciation and amortization	                      98,540	      116,539
                                                 	 386,020	      353,676

OPERATING INCOME	                                  339,531	      282,912

OTHER INCOME (EXPENSES):
Interest income	                                   162,308	      173,284
Interest expense	                                        -    	   (1,274)

                                                 	 162,308      	172,010

INCOME BEFORE ALLOCATION
  TO MINORITY INTERESTS	                           501,839	      454,922

MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP	                              (4,697)      	(3,854)

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.	                                    (1,405)     	 (1,515)

NET INCOME	                                       $495,737	     $449,553
ALLOCATION OF NET INCOME:
  General Partner	                                  $4,957	       $4,496

  Investor Limited Partners	                      $490,780	     $445,057

 Net income per investor Limited Partner Unit	        $ 92.01	      $ 83.44



	The accompanying notes are an integral
	part of these consolidated financial statements.

	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

	CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

	FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                     		Investor
                                            	General	   Limited
                                            	Partner	  Partners	      Total




BALANCE, January 1,
   1996	                                   $(28,218)	 $3,464,052	 $3,435,834

Distributions	                               (4,312)	   (426,720)	  (431,032)

Net Income	                                   4,496	     445,057	    449,553

BALANCE, December 31,
    1996	                                  $(28,034)	 $3,482,389	 $3,454,355

Distributions	                               (7,004)	   (693,420)	  (700,424)

Net Income	                                   4,957	     490,780	    495,737

BALANCE, December 31,
   1997	                                   $(30,081)	 $3,279,749	 $3,249,668

















	The accompanying notes are an integral
	part of these consolidated financial statements.

	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

	CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED

	DECEMBER 31, 1997 AND 1996




                                                          1997	        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income	                                           $495,737	    $449,553
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization	                      98,540	     116,539
      Imputed interest on additional consideration
        receivable	                                      (35,619)	    (32,889)
Changes in assets and liabilities:
Decrease (increase) in receivables	                       (9,730)	      7,168
Increase (decrease) in accrued liabilities	              (39,324)	     49,505
Decrease in deferred revenue	                             (4,745)	     (5,209)
Increase (decrease) in security deposits	                  1,000	      (1,000)
Increase in minority interests                            	1,091	       2,405
Increase in accounts payable-affiliates	                     222         	916
Decrease (increase) in other assets                      	 5,010	      (1,004)

  Net cash provided by operating activities	             512,182	     585,984

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital improvements	                                   (7,600)	   (118,463)
  Equipment purchases                                    	(4,623)	        -

  Net cash used in investing activities	                 (12,223)	   (118,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collections of Note Receivable	                         400,000	         -
  Distributions	(700,424)	(431,032)
  Repayment of borrowings	                                    -      	(76,523)

  Net cash used in financing activities	                (300,424)	   (507,555)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	        199,535	     (40,034)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	          135,527	     175,561

CASH AND CASH EQUIVALENTS, END OF PERIOD	               $335,062	    $135,527


	The accompanying notes are an integral
	part of these consolidated financial statements.

	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

	CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 1997 AND 1996






                                                      	1997	       1996


Supplementary information:
Cash paid during the period for interest	             $  -      	$ 1,670


The following non-cash activities
resulted from the sale of
of UMN L.P. assets:


Imputed interest receivable	                          $35,619	   $32,889






















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

The Partnership's principal business activities are concentrated in the Philadelphia, Pennsylvania, metropolitan area through its investment in Tower Ventures Limited Partnership and in East Texas, through its investment in United Mobile Networks L.P, which was sold effective July 14, 1994 (see Note 8).

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

Cash Equivalents

For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents included an investment in a mutual fund investing in short-term U.S. Treasury obligations of $66,140 and $90,740 at December 31, 1997 and 1996, respectively.

Income Taxes

No provision has been made for Federal and state income taxes since the Partnership's profits and losses are reported by the individual partners on their respective income tax returns.

Deferred Rental Income

Deferred rental income represents prepayments of rent by certain tenants of the communications tower owned by Tower Ventures and is recognized as revenue in the subsequent month when earned.

Minority Interest in United Mobile Networks L.P.

Minority interest in United Mobile Networks L.P. ("UMN L.P."), as shown on the balance sheets, reflect the capital account balances attributable to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN L.P. not owned by the Partnership.

For the years ended December 31, 1997 and 1996, UMN L.P. reported net income of $140,487 and $151,509, respectively. The 1% minority interest of $1,405 and $1,515, respectively, is reflected in the consolidated statement of operations as Minority interest in UMN L.P.'s net income.


Minority Interest in Tower Ventures Limited Partnership

Minority interest in Tower Ventures Limited Partnership, as shown on the balance sheet, reflects the capital account balances attributable to the 1% interest in Tower Ventures owned by DCOA and Malarkey-Taylor Associates, Inc.

For the years ended December 31, 1997 and 1996, Tower Ventures reported net income of $469,737 and $385,391, respectively. The 1% minority interest of $4,697 and $3,854, respectively, is reflected in the consolidated statement of operations as Minority interest in Tower Ventures' net income.


Depreciation and Amortization

 Computer equipment is stated at cost and depreciated over an estimated useful life of 3 years using the straight-line method. Buildings and the communications towers are stated at cost and depreciated over estimated useful lives of 20 years using the straight-line method. Costs assigned to intangible assets are being amortized using the straight-line method over the remaining estimated useful lives of from 4 months to 20 years (see Note 3). Repairs and maintenance are expensed as incurred.

Income per Investor Limited Partner Unit

Income per Investor Limited Partner Unit is calculated by dividing the allocation of income to Investor Limited Partners by the weighted average number of units outstanding during the years ended December 31, 1997 and 1996 of 5,334 units.

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

Recent Accounting Pronouncement

During 1996, the Financial Accounting Standards Board issued Statement
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). This statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable and that such assets be reported at the lower of carrying amount or fair value. The Partnership adopted SFAS No. 121 during 1996 and, based on current circumstances, there is no material impact on its results of operations or financial position.


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

The fair values of the Partnership's financial instruments, including cash equivalents, accounts receivable, note receivable, additional consideration receivable, accounts payable, other accrued expenses, and deferred income, approximate their carrying values.

Disclosure about fair values of financial instruments is based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

3.  INTANGIBLE ASSETS

Costs of the communications businesses owned by Tower Ventures assigned to leases, goodwill, contracts with the sellers and customer lists are being amortized using the straight-line method over the following useful lives:

	                                             December 31,
		                                                               Useful Life
                                            1997 	       1996
   	Leases 	                            $ 785,000	   $ 785,000   4-69 months
    Goodwill	                             200,000	     200,000    20 years

	                                         985,000	     985,000
    Less: accumulated amort. 	           (868,334)	   (858,334)

                                      	$  116,666	   $ 126,666

Costs associated with the leases have been fully amortized.
Intangible assets are periodically evaluated based upon cash flows and other factors for potential impairment.



4.  NOTE RECEIVABLE AND OTHER RECEIVABLE

 		                                                         December 31,
	                                                        	1997  	    1996
Note Receivable:
  East Texas Communications Limited Partnership,
  interest at 8% receivable in quarterly installments
  beginning October 31, 1994, principal payments of
  $200,000 on each of December 1, 1996 and 1997,
  $1,300,000 due on December 1, 1998 (see Note 9) 	  $1,300,000	  $1,700,000

Other Receivable:
  East Texas Communications Limited Partnership,
  $500,000 additional consideration receivable,
  non-interest bearing, valued using interest
  imputed at 8%, due no later than November 30,
  1998 and could be received prior to November
  30, 1998.			                                        $ 464,759	   $ 429,140

As discussed in Note 8, on November 24, 1993, UMN L.P. entered into a management agreement and an asset purchase agreement to sell to East Texas Communications Limited Partnership ("ETCLP"), a Delaware limited partnership, all of the tangible and intangible assets used or held for use in connection with UMN L.P.'s radio communications business (the "Business") located in eastern Texas and northwestern Louisiana. Total consideration under the asset purchase agreement was $3,200,000, which was paid by $1,000,000 cash, a promissory note for $1,700,000, and additional consideration of a minimum of $500,000.


5.  LEASE AGREEMENTS

Future minimum rentals to be received under noncancelable tenant leases held by Tower Ventures at December 31, 1997, are due for the following years ending December 31, as follows:

1998........................................	$ 601,906
1999........................................	  538,418
2000........................................   381,884
2001........................................   163,312
2002........................................	   56,681

                                            $1,742,201

6.  RELATED PARTY TRANSACTIONS

The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the years ended December 31, 1997 and 1996 were $40,445 and $37,402, respectively.

The Partnership is charged for costs incurred by affiliates of the General Partner for operating expenses necessary for the operation of the Partnership and its Communications Businesses. The costs charged to the Partnership during the year ended December 31, 1997 were $3,800. No charges were made to the Partnership during 1996. These costs are included in operating, general and administrative expense.


7.	COMMITMENTS AND CONTINGENCIES

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

8.	SALE OF COMMUNICATIONS BUSINESS

On November 24, 1993, UMN L.P. entered into a management agreement and an asset purchase agreement to sell to East Texas Communications Limited Partnership ("ETCLP"), a Delaware limited partnership, all of the tangible and intangible assets used or held for use in connection with UMN L.P.'s radio communications business (the "Business") located in eastern Texas and northwestern Louisiana. ETCLP is an unaffiliated third party.
 Subsequent to the sale, all the assets of ETCLP were transferred to Mobex UMN, Inc., a wholly owned subsidiary of Mobex, Inc., in exchange for stock in the wholly owned subsidiary. The Business includes licenses or management rights with respect to specialized mobile radio ("SMR") channels located at or above the 800 MHz frequency band, a radio communications sales and service business, a UHF community repeater business, a tower leasing business and other related operations and assets. Closing was completed October 27, 1994, and was effective July 14, 1994. Under the terms of the management agreement, ETCLP began managing the business on December 1, 1993, and managed the business until the closing date of the sale.

Total consideration under the asset purchase agreement was $3,200,000, which was paid by $1,000,000 cash, a promissory note for $1,700,000 and an additional amount of $500,000. The promissory note bears interest at 8% per annum, interest payable quarterly, beginning October 31, 1994. Two principal payments of $200,000 each were due on December 1, 1996 and December 1, 1997 and were received by the Partnership on January 31, 1997 and December 30, 1997, respectively. An additional principal payment of $1,300,000 is due on December 1, 1998. Interest is accrued on the outstanding balance of the promissory note and ETCLP makes quarterly interest payments to the Partnership. The next quarterly interest payment was due and received on January 31, 1998. Additional consideration is to be paid, computed as an amount equal to the greater of 15% of the net profit of ETCLP determined as of the date of the sale of substantially all of the assets of ETCLP, or as of either the date of a refinancing of certain indebtedness, or November 30, 1998, or $500,000. On December 9, 1993, UMN L.P. received a non-interest bearing escrow deposit in the amount of $840,000 from ETCLP. The buyer paid the remaining cash due at closing, $160,000, plus adjustments for capital expenditures, radio purchases and accounts receivable, less adjustments for accounts payable. These adjustments increased the purchase price by $173,200. Additional adjustments to the purchase price were made in accordance with a letter agreement dated July 14, 1994, between ETCLP and UMN L.P. reducing the purchase price by $350,000. These adjustments resulted in a net payable to ETCLP of $16,800, which was deducted from the first interest payment due on interest on the promissory note from ETCLP.

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

	The officers and directors of TGIF, Inc. are:


                          Served in Present
Name	                       Capacity Since* 	 Position Held

Randall N. Smith	                  12/19/88	  President,	Chief Executive
                                              Officer
                                  	12/21/88	  and Director


Denison E. Smith	                  12/19/88	  Executive Vice-President
	                                  12/21/88	  and Director

Mark I. Bass	                      01/18/89	  Director


Lee D. Pennington	                 12/21/88	  Vice-President

B. Eric Sivertsen	                 12/21/88	  Vice-President,Secretary,
                                              Chief Financial Officer
                                  	03/19/90	  and Director

Clark T. Madigan	                  12/21/88	  Vice-President
                                   03/19/90	  and Director

Robert M. Jones	                   12/21/88	  Vice-President and
	                                   6/30/94	  Director
______________________________________

*	Directors hold office until their successors
are elected and qualified. All officers serve at the pleasure of the Board.

The following constitutes a summary of certain information regarding the executive officers and directors of TGIF, Inc.

Randall N. Smith - 51, is a cum laude graduate of Harvard
University (B.A., Economics, 1969). He is certified by the College of Financial Planning as a Certified Financial Planner. Mr. Smith has served as Chairman of the Board of Directors of DCOA and of D/P/B (formerly DeRand Investment Corporation of America) since 1971 and 1969, respectively. He has served as an officer and director of several subsidiaries and Affiliates, which are engaged in the acquisition, development and financing of investments in franchise and private cable television, communications services management, and other telecommunications systems. During the last several years, Mr. Smith has been a speaker and writer on investments in telecommunications, appearing on television shows and at investment seminars and being published in such investment journals as Financial Planning Magazine and Financial Product News. Mr. Smith served as a member of the District Business Conduct Committee of the NASD, District #10. His three year term ended January, 1989. Mr. Smith serves as President and Chairman of the Board of DTC. Randall N. Smith and Denison E. Smith are brothers.

Denison E. Smith - 54, is a graduate of the University of Colorado
1965, and the University of Idaho Law School, 1968. He is a member of the bars of the State of Idaho and the District of Columbia. He has served as President and Director of DCOA and an officer and Director of D/P/B since 1971 and 1969, respectively, and has served as an officer and director for several of DCOA's subsidiaries and Affiliates which are engaged in the acquisition, development or financing of investments in franchise and private cable television, communications management services, and other telecommunications systems. In 1986, Mr. Smith addressed the World Congress of the International Association of Financial Planners, discussing investment opportunities in the cellular telephone industry. Mr. Smith serves as a Vice-President and Director of DTC. Denison E. Smith and Randall N. Smith are brothers.


Mark I. Bass - 46, CFP, CPA, holds a BBA degree with a major in Economics from Baylor University and a BBA with a major in Accounting from Texas Tech University. Mr. Bass was a Senior Vice President of DCOA from its merger with Pennington/Bass Companies in March 1989 until March 1992. Previously Mr. Bass was President of Pennington/Bass Companies, Inc. since its inception in 1975. These companies were involved in various phases of financial planning and include Associated Financial Planners, Inc. and Pennington/Bass & Associates. Mr. Bass has served on the Boards of the International Association for Financial Planning and the Institute of Certified Financial Planners. He has authored columns appearing in Financial Planning Magazine and USA Today, and has appeared on USA Today: The Television Show, discussing the financial planning industry and providing recommendations for consumer investments. Mr. Bass has been quoted in Forbes and Changing Times magazines, the New York Times and Associated Press. In 1987, he was named one of the top 200 financial planners in the country by Money Magazine.

Lee D. Pennington - 67, CFP, was a Senior Vice-President of DCOA from its merger with Pennington/Bass Companies in March 1989 until March 1992. Previously, he was Chairman of the Board of Pennington/Bass Companies since its inception in 1975, with offices in the major cities of Texas and the states of Illinois, Idaho, Arkansas, Georgia, New Mexico, California and North Carolina. Mr. Pennington has served on the National Board of Directors of the International Association of Financial Planners ("IAFP"). He has served on the Board of Trustees of the Foundation for Financial Planning and as a member of the IAFP Broker/Dealer Committee. He also has served on the International Board of Standards & Practices for Certified Financial Planners. Mr. Pennington has been quoted extensively in national publications such as Medical Economics and Financial Planning on financial planning and practice management.

B. Eric Sivertsen - 44, is a graduate of the College of William &
Mary, 1975, and the George Mason University School of Law, 1981. He is a Vice-President and Director of DTC and has been involved in the acquisition, development and/or financing of investments in franchise and private cable television, communications management services, radio and other telecommunications systems since 1984. During the last several years, Mr. Sivertsen has been a speaker on investments in telecommunications, appearing on radio and at investment seminars. Prior to joining DeRand, he was an attorney in private practice in McLean, Virginia, first with Sedam & Herge, P.C., from 1981 to 1983, then with the law offices of James Edward Ablard from 1983 to 1984.

Clark T. Madigan - 58, is President of MTI Capital Corporation.
He was formerly Vice-President, Corporate Finance, and Director at Malarkey-Taylor from 1985 to November 1990. Prior thereto, he served as Chairman of the Board and Senior Loan Officer, Manufacturers Hanover Trust Company of Central New York; Vice President at Marine Midland Bank; Assistant Vice President at Irving Trust; Group Vice President and Senior Credit Officer at American Security Bank, Washington, D.C. After twenty years (1961 to 1981) of commercial and investment banking experience, Mr. Madigan became an independent financial consultant and performed the functions of chief financial officer for several communications companies in the Washington, D.C. area from 1982 to 1985.
 After joining Malarkey-Taylor Associates in 1985, he assisted numerous companies in raising capital, negotiating acquisitions, leveraging buyouts of limited partner interests, developing limited partnerships for project financing, mergers and sales of cable systems and strategic long-term financial planning. He is a graduate of Colgate University, and graduate degree programs from Dartmouth College, Rutgers University and New York University Graduate School of Business Administration. Mr. Madigan is presently a member of the advisory board of the Joseph P. Kennedy Institute, and he has participated in several community organizations including the Kiwanis Club and The Greater Washington Board of Trade.


Robert M. Jones - 54, is Malarkey-Taylor's President and has served on Malarkey-Taylor's Board of Directors and Executive Committee as Secretary and/or Treasurer since 1978. Mr. Jones has performed hundreds of analyses, evaluations and appraisals of existing and proposed cable television systems and other communication properties of all types and sizes. He has appeared on various seminars and workshop panels, published industry articles and provided expert testimony in arbitration cases and court trials involving valuations and financial management of communication properties. He is a graduate of Texas Tech University, (B.B.A., Accounting) and the University of Missouri, Columbia (M.A., Accounting and Economics) and is a Certified Member of the American Society of Appraisers.


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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of January 31, 1998, no person was known by the Partnership to be the beneficial owner of more than 5 percent of the Units.

As of January 31, 1998, no director or officer owned any of the Units.

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

                                     TELECOMMUNICATIONS GROWTH &
                                      INCOME FUND L.P.

                                     BY:  TELECOMMUNICATIONS GROWTH
                                          & INCOME FUND MANAGEMENT
                                          LIMITED PARTNERSHIP
                                          General Partner

                                     BY:  TELECOMMUNICATIONS GROWTH
                                          & INCOME FUND, INC.
                                          General Partner


DATE: January 31, 1998	              BY:  /s/ Randall N. Smith
                                         	Randall N. Smith, President,
                                         	Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE: January 31, 1998	              BY:   /s/ Randall N. Smith
	                                         	Randall N. Smith, President, Chief
		                                         Executive Officer and Director


DATE: January 31, 1998	              BY:   /s/ B. Eric Sivertsen
                                           B. Eric Sivertsen, Vice-President,
	                                          Secretary, Director and Chief
                                           Financial and Accounting Officer