Form 10QSB
period 1998-03-31
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1998-05-08
CIK 845394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD							COMMISSION FILE
ENDED MARCH 31, 1998								NUMBER 033-26427

TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
(Name of small business issuer in its charter)

    Virginia									                      54-1482898
(State of other jurisdiction of 								(I.R.S. Employer
incorporation or organization) 					Identification Number)

1525 Wilson Boulevard, Arlington, VA  							     22209
(Address of principal executive offices)							(Zip Code)

(703) 247-2900
(Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Exchange Act:

None
(Title of class)


Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange						Title of each class on which registered
None								                       Limited Partnership Interest


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past ninety days.
Yes x  No___


Page 1 of 14

TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.

FORM 10-QSB

For the Three Month Period Ended March 31, 1998


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

CONSOLIDATED FINANCIAL STATEMENTS




INDEX



CONSOLIDATED BALANCE SHEETS
 March 31, 1998 (Unaudited) and December 31, 1997 (Audited)	4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended March 31, 1998 and 1997 (Unaudited)	6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1997 (Audited) and
 for the three months ended March 31, 1998 (Unaudited)	7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the three months ended March 31, 1998 and 1997 (Unaudited)	8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	 10-11





TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1998 AND DECEMBER 31, 1997



ASSETS


  	                                March 31, 1998	 Dec. 31,1997
	                                    	(Unaudited)	    (Audited)

CASH AND CASH EQUIVALENTS	               $147,747	    $335,062

RECEIVABLES:
	Rent	                                     11,052	      22,777
	Affiliates	                                1,844	       1,844
	Other	                                    17,421	      20,044

			                                        30,317	      44,665

	  Total current assets	                  178,064	     379,727


	LAND	                                     86,643	      89,005
	BUILDINGS, net of accumulated
	  depreciation of $114,474 and $111,140 	152,271	     155,605
	COMMUNICATIONS TOWERS, net of accumulated
	  depreciation of $545,004 and $526,460 	812,511	     831,055
	INTANGIBLE ASSETS, net of accumulated
	  amortization of $870,834 and $868,334	 114,166	     116,666

                                     			1,165,591	   1,192,331

OTHER ASSETS:
	Note receivable	                       1,300,000	   1,300,000
	Additional consideration receivable	     474,115	     464,759
	Other assets	                              7,644	      10,395

                                     			1,781,759	   1,775,154

	Total Assets	                         $3,125,414	  $3,347,212

The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                        	March 31, 1998 	Dec.31, 1997
	                                          (Unaudited)	    (Audited)

CURRENT LIABILITIES:
	Accrued liabilities	                           $11,790	      $48,609
	Accounts payable-affiliates	                     7,748	        7,376
	Deferred income                                	18,792	        9,617
	Security deposits	                               9,625	        9,625

	  Total current liabilities	                    47,955	       75,227


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP	                           10,420	       10,656

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.	                                 11,979	       11,661

PARTNERS' CAPITAL (DEFICIT):
  General Partner	                              (32,028)	     (30,081)

  Investor Limited Partners	                  3,087,088	    3,279,749

                                            		3,055,060	    3,249,668

  Total Liabilities and Partners'
	  Capital (Deficit)	                        $3,125,414	   $3,347,212

The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 1998 AND 1997 (UNAUDITED)



                              	   		            Three Months Ended
			                                                  March 31,
		  	                                             1998	       1997
REVENUES:
  Rental income		                             $192,440	   $169,952

COSTS AND EXPENSES:
  Operating, general and administrative	        46,446	     40,073
  Management fees
   - affiliates		                               10,117	      9,628
   - others			                                  19,479	     17,151
  Depreciation and amortization		               24,764	     24,188

                                            			100,806	     91,040

OPERATING INCOME		                              91,634	     78,912

OTHER INCOME (EXPENSES):
  Interest income	                             	38,663	     42,612

INCOME BEFORE ALLOCATION TO
 MINORITY INTERESTS	                          	130,297	    121,524

MINORITY INTEREST IN TOWER VENTURES
 LIMITED PARTNERSHIP		                          (1,314)	    (1,110)

MINORITY INTEREST IN UNITED MOBILE
 NETWORKS L.P.		                                  (318)	      (361)

NET INCOME			                                 $128,665	   $120,053

ALLOCATION OF NET INCOME:
  General Partner		                             $1,286	     $1,201

  Investor Limited Partners		                 $127,379	   $118,852

  Net income per Investor
    Limited Partner Unit	                       $23.88      $22.28

The accompanying notes are an integral
part of these consolidated financial statements.



TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 1997 (AUDITED) AND FOR THE

THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)


                                                     Investor
                                           General    Limited
 	                                         Partner	  Partners	    Total

BALANCE, January 1,
  1997	                                  $(28,034)	$3,482,389	$3,454,355

Distributions	                             (7,004)	  (693,420)	 (700,424)

Net Income	                                 4,957	    490,780	   495,737

BALANCE, December 31,
   1997	                                  (30,081)	 3,279,749	 3,249,668

Distributions	                             (3,233)	  (320,040)	 (323,273)

Net Income	                                 1,286	    127,379	   128,665

BALANCE, March 31,
    1998	                                $(32,028)	$3,087,088	$3,055,060

The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 1998 AND 1997
(UNAUDITED)



                                                        	Three Months Ended
	                                                            March 31,
                                                         1998          1997


 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income	                                        $128,665	     $120,053
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization	                   24,763	       24,188
      Imputed interest on additional consideration
        receivable	                                    (9,356)	      (8,640)
	Changes in assets and liabilities:
		Decrease (increase) in receivables	                  14,348	         (468)
		Decrease in accrued liabilities	                    (36,819)	     (65,279)
		Increase (decrease) in deferred revenue	              9,175	       (5,181)
		Increase in minority interests	                          82	          671
		Increase (decrease) in accounts
		  payable-affiliates                                   	372	         (133)
		Decrease in deposits, prepaid
		  Expenses and other assets	                          2,366        	4,737

  Net cash provided by operating activities	          133,596	       69,948

CASH FLOWS FROM INVESTING ACTIVITIES:
  Discount on cost of capital improvements	             2,362	           -

  Net cash provided by investing activities	            2,362	           -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection of Note Receivable                           	-   	    200,000
  Distributions	                                     (323,273)	    (286,583)

  Net cash used in financing activities	             (323,273)	     (86,583)

DECREASE IN CASH AND CASH EQUIVALENTS	               (187,315)	     (16,635)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	       335,062	      135,527

CASH AND CASH EQUIVALENTS, END OF PERIOD            	$147,747	     $118,892

The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 30, 1998 AND 1997
(UNAUDITED)


                                                    	Three Months Ended
	                                                        March 31,
                                                     	1998           1997



The following non-cash activities
	resulted from the sale of
	of UMN L.P. assets:


	Imputed interest receivable	                         $9,357	      $8,640

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

	Cash Equivalents

	For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $57,654 and $66,140 at March 31, 1998 and December 31, 1997, respectively.

	Income Taxes

	No provision has been made for Federal and state income taxes since the Partnership's profits and losses are reported by the individual partners on their respective income tax returns.

	Deferred Income

	Deferred income represents prepayments of rent by certain tenants of the communications tower owned by Tower Ventures and is recognized as revenue in subsequent months when earned.

	Minority Interest in Tower Ventures Limited Partnership

	Minority interest in Tower Ventures Limited Partnership, as shown on the balance sheet, reflects the capital account balances attributable to the 1% interest in Tower Ventures owned by DCOA and Malarkey-Taylor Associates, Inc.

	For the three months ended March 31, 1998 and 1997, Tower Ventures reported net income of $131,381 and $111,034, respectively.  The minority interest's 1%
share in this net income is $1,314 and $1,110, respectively, and is reflected on the balance sheet as Minority Interest in Tower Ventures.

	Minority Interest in United Mobile Networks L.P.

	Minority interest in United Mobile Networks L.P. (UMN L.P.), as shown on the balance sheets, reflects the capital account balances attributable to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN
L.P. not owned by the Partnership.


	For the three months ended March 31, 1998 and 1997, UMN L.P. reported net income of $31,781 and $36,096, respectively. The minority interest's 1% share in this net income is $318 and $361, respectively, and is reflected on the balance sheet as Minority Interest in UMN L.P.

	Depreciation and Amortization

	Computer equipment is stated at cost and depreciated over an estimated useful life of three years using the straight-line method. Buildings and the communications tower are stated at cost and depreciated over estimated useful lives of 20 years using the straight-line method. Costs assigned to intangible assets are being amortized using the straight-line method over the remaining estimated useful lives of from 4 months to 20 years (see Note 4). Repairs and maintenance are expensed as incurred.

	Income per Investor Limited Partner Unit

	Income per Investor Limited Partner Unit is calculated by dividing the allocation of income to Investor Limited Partners by the weighted average number of units outstanding during the six months ended March 31, 1998 and 1997 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

	The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the three months ended March 31, 1998 and 1997 were $10,117 and $9,628, respectively.



Item 2.	Management's Discussion
and Analysis or Plan of Operation



Results of Operations

	For the three months ended March 31, 1998, Partnership operations consisted of operating the communications tower owned by Tower Ventures.

	Rental revenues from the communications tower (Tower Ventures) increased $22,488 and costs and expenses increased $2,141 for the three months ended
March 31, 1997 and 1998, respectively. For the three months ended March 31, 1998, rental revenue of $192,440 was earned from 34 tenant leases.

	Operating, general and administrative expense consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $20,202 and $1,953, respectively, for the three months ended March 31, 1998. The remaining $24,291 represents legal and accounting fees of $16,271 and other administrative costs of $8,020. Management fees during this three month period consisted of fees incurred by Tower Ventures and UMN L.P. of $16,479 and $3,000, respectively, and management fees of $10,117 to Telecommunications Growth & Income Fund Management Limited Partnership, the general partner.

	Operating income increased by $12,722 from $78,912 to $91,634 for the three months ended March 31, 1997 and 1998, respectively. Depreciation and amortization increased $576, and operating, general and administrative expense increased $6,373. Management fees increased $2,817.

	Interest income represents income of $27,376 on the note receivable and $9,357 imputed interest income on the additional consideration receivable from the sale of the SMR business and $1,930 from cash investments.

	For the three months ended March 31, 1998, the Partnership had positive cash flow from operations of $133,596. During the three months ended March
31, 1998, the Partnership made distributions to investor limited partners in the amount of 6% of contributed capital. These distributions were funded from operating cash flow without considering amortization and depreciation and from a principal payment of $200,000 on December 30, 1997 from the note receivable from the sale of the SMR businesses. Future distributions will be determined by management based on operating performance and available positive cash flow.

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


Financial Condition

	At the time of acquisition, the Communications Tower had twelve tenants with leases generating $34,208 per month. As of March 31, 1998, there were 34 tenant leases in effect with a current rent roll of $59,468 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek to acquire additional tenants for the Communications Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins were 89% and 88% for the three months ended March 31, 1998 and 1997, respectively, and are expected to range from 85% to 90% in the future. Operating cash flow is determined by subtracting operating expenses, excluding management fees, depreciation and amortization, from rental revenues.

	The Partnership had current assets in excess of current liabilities of approximately $130,109 and $304,500 at March 31, 1998 and December 31, 1997, respectively. The Partnership expects to generate positive cash flows for 1998. The sale of UMN L.P. assets is expected to generate additional cash during 1998 of a minimum of $1,300,000. As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.


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

                                   TELECOMMUNICATIONS GROWTH &
	                                   INCOME FUND L.P.

                                  	BY:  TELECOMMUNICATIONS GROWTH
	                                       & INCOME FUND MANAGEMENT
	                                       LIMITED PARTNERSHIP
	                                       General Partner

                                  	BY:  TELECOMMUNICATIONS GROWTH
	                                       & INCOME FUND, INC.
	                                       General Partner


DATE:  May 14, 1998	               BY:  /s/ Randall N. Smith
	                                       Randall N. Smith, President
	                                       Chief Executive Officer and
	                                       Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE:  May 14, 1998	               BY:  /s/ Randall N. Smith
		                                      Randall N. Smith, President,
		                                      Chief Executive Officer and
		                                      Director


DATE:  May 14, 1998	               BY:  /s/ B. Eric Sivertsen
		                                      B. Eric Sivertsen, Vice-
		                                      President, Secretary, Director
			                                    	and Chief Financial and
                                    				Accounting Officer