Form 10QSB
period 1998-06-30
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1998-11-04
CIK 845394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX MONTH PERIOD							COMMISSION FILE
ENDED JUNE 30, 1998								    NUMBER 033-26427

TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
(Name of small business issuer in its charter)

              Virginia									             54-1482898
(State of other jurisdiction of 								(I.R.S. Employer
 incorporation or organization) 						Identification Number)

1525 Wilson Boulevard, Arlington, VA  							22209
(Address of principal executive offices)			(Zip Code)

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

FORM 10-QSB

For the Six Month Period Ended June 30, 1998




TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION



										Page

Item 1.  Financial Statements									  7


Item 2.  Management's Discussion and Analysis or Plan of Operation	 12


PART II - OTHER INFORMATION								13


Signatures											14





Part I - Financial Information


Item 1.  Financial Statements



Telecommunications Growth & Income Fund L.P.

CONSOLIDATED FINANCIAL STATEMENTS




INDEX



CONSOLIDATED BALANCE SHEETS
 June 30, 1998 (Unaudited) and December 31, 1997 (Audited)	4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended June 30, 1998 and 1997 (Unaudited)	6
 Six months ended June 30, 1998 and 1997 (Unaudited)	6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1997 (Audited) and
 for the six months ended June 30, 1998 (Unaudited)	7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the six months ended June 30, 1998 and 1997 (Unaudited)	8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	 10-11





TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 1998 AND DECEMBER 31, 1997



ASSETS


                                            		June 30, 1998	      Dec. 31,1997
	                                              	(Unaudited)	         (Audited)

CASH AND CASH EQUIVALENTS	                         $194,606	         $335,062

RECEIVABLES:
	Rent	                                               12,401           	22,777
	Affiliates	                                          1,844	            1,844
	Other	                                              17,420	           20,044

                                                 			 31,665	           44,665

	  Total current assets	                            226,271	          379,727


	LAND	                                               86,643	           89,005
	BUILDINGS, net of accumulated
	  depreciation of $117,808 and $111,140 	          148,937	          155,605
	COMMUNICATIONS TOWERS, net of accumulated
	  depreciation of $563,548 and $526,460           	793,967          	831,055
	INTANGIBLE ASSETS, net of accumulated
	  amortization of $873,334 and $868,334	           111,666	          116,666

                                               			1,141,213        	1,192,331

OTHER ASSETS:
	Note receivable	                                 1,300,000	        1,300,000
	Additional consideration receivable	               483,662	          464,759
	Other assets	                                        3,561	           10,395

                                               			1,787,223	        1,775,154

	Total Assets	                                   $3,154,707       	$3,347,212








The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                	June 30, 1998 	Dec. 31, 1997
                                                  	(Unaudited)	     (Audited)

CURRENT LIABILITIES:
	Accrued liabilities	                                  $17,948	      $48,609
	Accounts payable-affiliates	                           10,547	        7,376
	Deferred income	                                       33,004	        9,617
	Security deposits	                                      9,625	        9,625

	  Total current liabilities                          	 71,124	       75,227


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP	                                  10,092	       10,656

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.	                                        12,293	       11,661

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     	(31,966)	     (30,081)

  Investor Limited Partners	                         3,093,164	    3,279,749

                                                   		3,061,198	    3,249,668

  Total Liabilities and Partners'
	  Capital (Deficit)                               	$3,154,707   	$3,347,212
















The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 1998 AND 1997 (UNAUDITED)



                                			   Three Months Ended	    Six Months Ended
		                                         June 30,             	June 30,
		                                           1998     1997	     1998	    1997
REVENUES:
  Rental income		                        $198,856 $179,262  $391,296 $349,214

COSTS AND EXPENSES:
  Operating, general and administrative	   36,379  	36,935	   82,825	  77,008
  Management fees
   - affiliates		                          10,639	   9,892	   20,756	  19,520
   - others		                              20,832	  18,165	   40,311	  35,316
  Depreciation and amortization	           24,763	  24,189	   49,527	  48,377

                                      		   92,613	  89,181	  193,419	 180,221

OPERATING INCOME                        	 106,243 	 90,181 	 197,877	 168,993

OTHER INCOME (EXPENSES):
  Interest income		                        36,278	  40,202	   74,941	  82,814

INCOME BEFORE ALLOCATION TO
 MINORITY INTERESTS                     	 142,521	 130,283	  272,818	 251,807

MINORITY INTEREST IN TOWER VENTURES
 LIMITED PARTNERSHIP             	         (1,372)	 (1,196)	  (2,686)	 (2,306)

MINORITY INTEREST IN UNITED MOBILE
 NETWORKS L.P.	                              (314)    (345)	    (632)	   (706)

NET INCOME		                             $140,835	$128,742	 $269,500	$248,795

ALLOCATION OF NET INCOME:
  General Partner		                        $1,408  	$1,287	   $2,695	  $2,488

  Investor Limited Partners             	$139,427	$127,455	 $266,805	$246,307

  Net income per Investor
     Limited Partner Unit	                $26.14    $23.89    $50.02   $46.18






The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 1997 (AUDITED) AND FOR THE

SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)


                                                       		Investor
                                              General	    Limited
                                             	Partner   	Partners	   Total



BALANCE, January 1,1997	                    $(28,034)	$3,482,389	$3,454,355

Distributions	                                (7,004)  	(693,420) 	(700,424)

Net Income	                                    4,957	    490,780	   495,737

BALANCE, December 31, 1997	                  (30,081)	 3,279,749	 3,249,668

Distributions	                                (4,580)	  (453,390) 	(457,970)

Net Income	                                    2,695	    266,805	   269,500

BALANCE, June 30, 1998	                     $(31,966)	$3,093,164	$3,061,198
























The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 1998 AND 1997
(UNAUDITED)



                                                  	Six Months Ended June 30,
	                                                           1998         1997


 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income	                                           $269,500	    $248,795
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization	                      49,527	      48,377
      Imputed interest on additional consideration
        receivable	                                      (18,903)	    (17,454)
	Changes in assets and liabilities:
		Decrease in receivables	                                12,999	       4,129
		Decrease in accrued liabilities	                       (30,661)	    (62,184)
		Increase (decrease) in deferred revenue	                23,387	      (9,473)
		Increase in security deposits                           	  -  	         -
		Increase in minority interests	                             68         	851
		Increase in accounts payable-affiliates	                 3,171         	111
		Decrease in deposits, prepaid
		  Expenses and other assets	                             6,064	       6,361

  Net cash provided by operating activities	             315,152	     219,513

CASH FLOWS FROM INVESTING ACTIVITIES:
  Discount on cost of capital improvements	                2,362	         -

  Net cash provided by investing activities               	2,362	         -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection of Note Receivable                            	 -       	200,000
  Distributions	                                        (457,970)   	(430,454)

  Net cash used in financing activities	                (457,970)	   (230,454)

DECREASE IN CASH AND CASH EQUIVALENTS                  	(140,456)    	(10,941)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	          335,062	     135,527

CASH AND CASH EQUIVALENTS, END OF PERIOD	               $194,606	    $124,586






The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 1998 AND 1997
(UNAUDITED)






	                                                  Six Months Ended June 30,
	                                                       1998            1997


The following non-cash activities
	resulted from the sale of
	of UMN L.P. assets:


	Imputed interest receivable	                         $18,903	       $17,454



















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

	Cash Equivalents

	For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $58,802 and $66,140 at June 30, 1998 and December 31, 1997, respectively.

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

	For the six months ended June 30, 1998 and 1997, Tower Ventures reported net income of $268,609 and $230,593, respectively. The minority interest's 1% share in this net income is $2,686 and $2,306, respectively, and is reflected on the balance sheet as Minority Interest in Tower Ventures.

	Minority Interest in United Mobile Networks L.P.

	Minority interest in United Mobile Networks L.P. (UMN L.P.), as shown on the balance sheets, reflects the capital account balances attributed to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN L.P.
not owned by the Partnership.


	For the six months ended June 30, 1998 and 1997, UMN L.P. reported net income of $63,151 and $70,585, respectively. The minority interest's 1% share in this net income is $632 and $706, respectively, and is reflected on the balance sheet as Minority Interest in UMN L.P.

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

	Income per Investor Limited Partner Unit

	Income per Investor Limited Partner Unit is calculated by dividing the allocation of income (loss) to Investor Limited Partners by the weighted average number of units outstanding during the six months ended June 30, 1998 and 1997 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

	The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the six months ended June 30, 1998 and 1997 were $20,756 and $19,520, respectively.



Item 2.	Management's Discussion
and Analysis or Plan of Operation



Results of Operations

	For the six months ended June 30, 1998, Partnership operations consisted of operating the communications tower owned by Tower Ventures.

	Rental revenues from the communications tower (Tower Ventures) increased $42,082 and costs and expenses increased $4,065 for the six months ended June 30, 1997 and 1998, respectively. For the six months ended June 30, 1998, rental revenue of $391,296 was earned from 34 tenant leases.

	Operating, general and administrative expense consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $39,619 and $3,128, respectively, for the six months ended June 30, 1998. The remaining $40,078 represents legal and accounting fees of $26,771 and other administrative costs of $13,307. Management fees during this six month period consisted of fees incurred by Tower Ventures and UMN L.P. of $34,311 and $6,000, respectively, and management fees of $20,756 to Telecommunications Growth & Income Fund Management Limited Partnership, the general partner.

	Operating income increased by $28,884 from $168,993 to $197,877 for the six months ended June 30, 1997 and 1998, respectively. Depreciation and amortization increased $1,150, and operating, general and administrative expense increased $5,817. Management fees increased $6,231.

	Interest income represents income of $53,376 on the note receivable and $18,903 imputed interest income on the additional consideration receivable from the sale of the SMR business and $2,662 from cash investments.

	For the six months ended June 30, 1998, the Partnership had positive cash flow from operations of $315,152. During the six months ended June 30, 1998, the Partnership made distributions to investor limited partners in the amount of 8.5% of contributed capital. These distributions were funded from operating cash flow without considering amortization and depreciation and from a principal payment of $200,000 on December 30, 1997, from the note receivable from the sale of the SMR businesses. Future distributions will be determined by management based on operating performance and available positive cash flow.

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

Financial Condition

	At the time of acquisition, the Communications Tower had twelve tenants with leases generating $34,208 per month. As of June 30, 1998, there were 34 tenant leases in effect with a current rent roll of $61,735 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek to acquire additional tenants for the Communications Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins were 88% and 87% for the six months ended June 30, 1998 and 1997, respectively, and are expected to range from 85% to 90% in the future. Operating cash flow is determined by subtracting operating expenses, excluding management fees, depreciation and amortization, from rental revenues.

	The Partnership had current assets in excess of current liabilities of approximately $155,148 and $304,500 at June 30, 1998 and December 31, 1997, respectively. The Partnership expects to generate positive cash flows for 1998. The sale of UMN L.P. assets is expected to generate additional cash during 1998 of a minimum of $1,300,000. As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.


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

	TELECOMMUNICATIONS GROWTH &
	  INCOME FUND L.P.

	BY:  TELECOMMUNICATIONS GROWTH
	       & INCOME FUND MANAGEMENT
	       LIMITED PARTNERSHIP
	       General Partner

	BY:  TELECOMMUNICATIONS GROWTH
	       & INCOME FUND, INC.
	       General Partner


DATE:  August 14, 1998	BY:   /s/ Randall N. Smith
	                                Randall N. Smith, President
	                                Chief Executive Officer and
	                                Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE:  August 14, 1998	BY:   /s/ Randall N. Smith
		                               Randall N. Smith, President,
		                               Chief Executive Officer and
		                               Director

                             /s/ B. Eric Sivertsen
                                 B. Eric Sivertsen, Vice President,
                                 Secretary, Director and Chief Financial
                                 and Accounting Officer