Form 10QSB
period 1998-09-30
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1998-11-04
CIK 845394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD							COMMISSION FILE
ENDED SEPTEMBER 30, 1998								NUMBER 033-
26427

TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
(Name of small business issuer in its charter)

              Virginia									54-1482898
(State of other jurisdiction of 								(I.R.S.
Employer
incorporation or organization)
	Identification Number)

1525 Wilson Boulevard, Arlington, VA  							22209
(Address of principal executive offices)							(Zip Code)

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

FORM 10-QSB

For the Nine Month Period Ended September 30, 1998




TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION



										Page

Item 1.  Financial Statements									  7


Item 2.  Management's Discussion and Analysis or Plan of Operation		 		12


PART II - OTHER INFORMATION								13


Signatures											14





Part I - Financial Information


Item 1.  Financial Statements



Telecommunications Growth & Income Fund L.P.

CONSOLIDATED FINANCIAL STATEMENTS




INDEX



CONSOLIDATED BALANCE SHEETS
 September 30, 1998 (Unaudited) and December 31, 1997 (Audited)	4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended September 30, 1998 and 1997 (Unaudited)	6
 Nine months ended September 30, 1998 and 1997 (Unaudited)	6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1997 (Audited) and
 for the nine months ended September 30, 1998 (Unaudited)	7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the nine months ended September 30, 1998 and 1997 (Unaudited)	8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	 10-11





TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

ASSETS

	                                              	Sept. 30, 1998	   Dec. 31,1997
	                                              	(Unaudited)      	(Audited)

CASH AND CASH EQUIVALENTS	                       $186,744	          $335,062

RECEIVABLES:
	Rent	                                             11,362	            22,777
	Affiliates	1,844	1,844
	Other	                                            17,331	            20,044

                                               			 30,537           	 44,665

	  Total current assets	                          217,281	           379,727


	LAND	                                             86,643            	89,005
	BUILDINGS, net of accumulated
	  depreciation of $121,142 and $111,140         	145,603	           155,605
	COMMUNICATIONS TOWERS, net of accumulated
	  depreciation of $582,092 and $526,460         	779,613	           831,055
	INTANGIBLE ASSETS, net of accumulated
	  amortization of $875,834 and $868,334       	  109,166	           116,666

                                             			1,121,025         	1,192,331

OTHER ASSETS:
	Note receivable	                               1,300,000	         1,300,000
	Additional consideration receivable	             493,399	           464,759
	Other assets	                                      5,580	            10,395

                                             			1,798,979	         1,775,154

	Total Assets	                                 $3,137,285	        $3,347,212


The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                             	Sept. 30, 1998 	   Dec. 31 1997
                                             	(Unaudited)	       (Audited)

CURRENT LIABILITIES:
	Accrued liabilities	                          $27,192	             $48,609
	Accounts payable-affiliates	                    4,648	               7,376
	Deferred income	                               19,635               	9,617
	Security deposits                             	 9,625	               9,625

	  Total current liabilities                  	 61,100	              75,227


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP	                          10,033	              10,656

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.	                                12,589	              11,661

PARTNERS' CAPITAL (DEFICIT):
  General Partner                             	(32,043)            	(30,081)

  Investor Limited Partners	                 3,085,606	           3,279,749

                                           		3,053,563	           3,249,668

  Total Liabilities and Partners'
	  Capital (Deficit)	                       $3,137,285          	$3,347,212


The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                              			  Three Months Ended	    Nine Months Ended
                                        Sept. 30,             Sept. 30,
		                                  1998       1997	      1998	        1997
REVENUES:
  Rental income	               	 $191,685	  $192,697	    $582,981	  $541,911

COSTS AND EXPENSES:
  Operating, general and
   administrative	                 43,779	    49,480	     126,604	   126,488
  Management fees
   - affiliates		                  10,535	    10,524	      31,291	    30,044
   - others		                      20,492	    20,097	      60,803	    55,413
  Depreciation and amortization	   24,764	    24,568	      74,291	    72,945

                              		   99,570	   104,669     	292,989	   284,890

OPERATING INCOME	                  92,115	    88,028	     289,992  	 257,021

OTHER INCOME (EXPENSES):
  Interest income		                36,483	    39,812	     111,424	   122,626

INCOME BEFORE ALLOCATION TO
 MINORITY INTERESTS	              128,598   	127,840     	401,416   	379,647

MINORITY INTEREST IN TOWER VENTURES
 LIMITED PARTNERSHIP             	 (1,241)	   (1,147)	     (3,927)	   (3,453)

MINORITY INTEREST IN UNITED MOBILE
 NETWORKS L.P.	                      (295)	     (360)	       (927)	   (1,066)

NET INCOME	                     	$127,062  	$126,333	    $396,562	  $375,128

ALLOCATION OF NET INCOME:
  General Partner		                $1,271	    $1,263	      $3,965    	$3,751

  Investor Limited Partners	     $125,791	  $125,070	    $392,597  	$371,377

  Net income per Investor
   Limited Partner                 $23.58     $23.45       $73.60     $69.62


The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1997 (AUDITED) AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)


                                         		Investor
                                           	General    	Limited
                                           	Partner	    Partners	    Total



BALANCE, January 1,
  1997	                                    $(28,034)	 $3,482,389	 $3,454,355

Distributions	                               (7,004)	   (693,420)	  (700,424)

Net Income	                                   4,957	     490,780	    495,737

BALANCE, December 31, 1997	                 (30,081)  	3,279,749  	3,249,668

Distributions	                               (5,927)   	(586,740)	  (592,667)

Net Income	                                   3,965	     392,597	    396,562

BALANCE, September 30,1998	                $(32,043)	 $3,085,606	 $3,053,563


The accompanying notes are an integral
part of these consolidated financial statements.



TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

                                                         	Nine Months Ended
                                                             September 30,
                                                          1998          1997


 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income	                                            $396,562	   $375,128
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                       	74,290	     72,945
      Imputed interest on additional consideration
        receivable	                                       (28,640)	   (26,446)
	Changes in assets and liabilities:
		Decrease (increase) in receivables                     	 14,127    	 (5,180)
		Decrease in accrued liabilities                        	(21,416)	   (51,671)
		Increase (decrease) in deferred revenue	                 10,018	    (11,711)
		Increase in security deposits                             	  -  	     1,000
		Increase in minority interests                             	305      	1,008
		Increase (decrease) in accounts payable-affiliates      	(2,728)     	1,165
		Decrease in deposits, prepaid
		  Expenses and other assets	                              3,659	      3,494

  Net cash provided by operating activities             	 446,177	    359,732

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Improvements                                    	(4,190)	    (7,601)
  Discount on cost of capital improvements                 	2,362	         -

  Net cash used in investing activities	                   (1,828)    	(7,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection of Note Receivable	                               -     	200,000
  Distributions	                                         (592,667)	  (563,429)

  Net cash used in financing activities	                 (592,667)	  (363,429)

DECREASE IN CASH AND CASH EQUIVALENTS                   	(148,318)   	(11,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	           335,062	    135,527

CASH AND CASH EQUIVALENTS, END OF PERIOD	                $186,744	   $124,229


The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


                                                        	Nine Months Ended
                                                           September 30,
                                                      	1998             1997


The following non-cash activities
	resulted from the sale of
	of UMN L.P. assets:


	Imputed interest receivable	                         $28,641	        $26,446


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

	Cash Equivalents

	For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $59,547 and $66,140 at September 30, 1998 and December 31, 1997, respectively.

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

	For the nine months ended September 30, 1998 and 1997, Tower Ventures reported net income of $392,712 and $345,296, respectively. The minority interest's 1% share in this net income is $3,927 and $3,453, respectively, and is reflected on the balance sheet as Minority Interest in Tower Ventures.

	Minority Interest in United Mobile Networks L.P.

	Minority interest in United Mobile Networks L.P. (UMN L.P.), as shown on the balance sheets, reflects the capital account balances attributed to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN L.P.
not owned by the Partnership.


	For the nine months ended September 30, 1998 and 1997, UMN L.P. reported net income of $92,713 and $106,577, respectively. The minority interest's 1% share in this net income is $927 and $1,066, respectively, and is reflected on the balance sheet as Minority Interest in UMN L.P.

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

	Income per Investor Limited Partner Unit

	Income per Investor Limited Partner Unit is calculated by dividing the allocation of income (loss) to Investor Limited Partners by the weighted average number of units outstanding during the nine months ended September 30, 1998 and 1997 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

	The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the nine months ended September 30, 1998 and 1997 were $31,291 and $30,044, respectively.



Item 2.	Management's Discussion
and Analysis or Plan of Operation



Results of Operations

	For the nine months ended September 30, 1998, Partnership operations consisted of operating the communications tower owned by Tower Ventures.

	Rental revenues from the communications tower (Tower Ventures) increased $41,070 and costs and expenses increased $8,099 for the nine months ended September 30, 1997 and 1998, respectively. For the nine months ended
September 30, 1998, rental revenue of $582,981 was earned from 34 tenant leases.

	Operating, general and administrative expense consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $65,331 and $6,304, respectively, for the nine months ended September 30, 1998. The remaining $54,970 represents legal and accounting fees of $38,435 and other administrative costs of $16,534. Management fees during this nine month period consisted of fees incurred by Tower Ventures and UMN L.P. of $51,803 and $9,000, respectively, and management fees of $31,291 to Telecommunications Growth & Income Fund Management Limited Partnership, the general partner.

	Operating income increased by $32,971 from $257,021 to $289,992 for the nine months ended September 30, 1997 and 1998, respectively. Depreciation and amortization increased $1,346, and operating, general and administrative expense increased $116. Management fees increased $6,637.

	Interest income represents income of $79,376 on the note receivable and $28,641 imputed interest income on the additional consideration receivable from the sale of the SMR business and $3,407 from cash investments.

	For the nine months ended September 30, 1998, the Partnership had positive cash flow from operations of $446,177. During the nine months ended September 30, 1998, the Partnership made distributions to investor limited partners in the amount of 11% of contributed capital. These distributions were funded from operating cash flow without considering amortization and depreciation and from a principal payment of $200,000 on December 30, 1997, from the note receivable from the sale of the SMR businesses. Future distributions will be determined by management based on operating performance and available positive cash flow.

	The Partnership expects that it will continue generating net income from operations in the future primarily as a result of the income generated by the Communications Tower operations and from the interest income from the note receivable from the sale of the SMR businesses. It is the Partnerships objective to increase the revenues of Tower Ventures through the addition of new tenants to the Communications Tower, the provision of additional services to existing tenants, increased rents from existing tenants as a result of lease renewals at higher rents, and increased rents occurring as a result of the annual cost of living adjustments in the existing operating leases.

Financial Condition

	At the time of acquisition, the Communications Tower had twelve tenants with leases generating $34,208 per month. As of September 30, 1998, there were 34 tenant leases in effect with a current rent roll of $62,200 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek to acquire additional tenants for the Communications Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins were 89% and 86% for the nine months ended September 30, 1998 and 1997, respectively, and are expected to range from 85% to 90% in the future. Operating cash flow is determined by subtracting operating expenses, excluding management fees, depreciation and amortization, from rental revenues.

	The Partnership had current assets in excess of current liabilities of approximately $156,181 and $304,500 at September 30, 1998 and December 31, 1997, respectively. The Partnership expects to generate positive cash flows for 1998. The sale of UMN L.P. assets is expected to generate additional cash during 1998 of a minimum of $1,300,000. As a result, future cash flows are expected to be more than sufficient to cover the Partnership's cash flow needs.


Part II - Other Information

None.


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           	TELECOMMUNICATIONS GROWTH &
                                             INCOME FUND L.P
                                            	BY:  TELECOMMUNICATIONS GROWTH
	                                               & INCOME FUND MANAGEMENT
	                                               LIMITED PARTNERSHIP
	                                               General Partner

                                            	BY:  TELECOMMUNICATIONS GROWTH
	                                               & INCOME FUND, INC.
	                                               General Partner


DATE:  November 14, 1998	                    BY:   /s/ Randall N. Smith
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

DATE:  November 14, 1998                     	BY:  /s/ Randall N. Smith
		                                                 Randall N. Smith, President,
		                                                 Chief Executive Officer and
		                                                 Director


DATE:  November 14, 1998	                      BY:  /s/ B. Eric Sivertsen
		                                                  B. Eric Sivertsen, Vice-
		                                                  President, Secretary,
                                                    Director and Chief
		                                                  Financial and Accounting
                                                    Officer