Form 10KSB
period 1998-12-31
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1999-03-25
CIK 845394

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-KSB

	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR	COMMISSION FILE
ENDED DECEMBER 31, 1998	NUMBER 033-26427

	TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
	(Name of small business issuer in its charter)

              Virginia 	54-1482898
(State of other jurisdiction of 	(I.R.S. Employer
incorporation or organization) 	Identification Number)

1525 Wilson Boulevard, Arlington, VA  	22209
(Address of principal executive offices)	(Zip Code)

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


Issuer's revenues for its most recent fiscal year:  $775,913.

The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

As of the close of business February 3, 1999, the registrant had outstanding 5,334 units of limited partnership interests, par value $1,000 per unit.

DOCUMENTS INCORPORATED BY REFERENCE: None

	Page 1 of 28

	TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
	1998 Form 10-KSB ANNUAL REPORT



	TABLE OF CONTENTS

	PART I


Page

Item 1.  Business									 3

Item 2.  Properties			 						 5

Item 3.  Legal Proceedings								 5

Item 4.  Submission of Matters to a Vote of Security Holders
	 6

	PART II

Item 5.  Market for the Registrant's Partnership
  Interests and Related Partnership Matters
6

Item 6.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations
	 7

Item 7.  Financial Statements								10

Item 8.  Changes in and Disagreements with Accounts on
   Accounting and Financial Disclosure
24

Item 9.  Directors and Executive Officers of the Registrant
		 24

Item 10.  Executive Compensation							 26

PART III

Item 11.  Security Ownership of Certain Beneficial
    Owners and Management							 27

Item 12.  Certain Relationships and Related Transactions
		 27

	PART IV

Item 13.  Exhibits and Reports on Form 8-K
27







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

The Tower serves various customers, including those providing broadcast radio, microwave, cellular, paging and two-way radio services to the greater-Philadelphia metropolitan area. As of December 31, 1998, the Tower had 23 tenants with 33 leases generating revenue of approximately $61,300 per month. Revenues for the Tower were $775,913 and $725,551 for the years ended December 31, 1998 and 1997, respectively.


The accompanying consolidated financial statements include the results of operations of Tower Ventures for the years ended December 31, 1998 and 1997. The Tower assets include, but are not limited to, the land and improvements thereon (including one 540-foot steel tower and three buildings on 1.29 acres), all leases, agreements, consents, licenses and other contracts specifically related to the Tower.
	On January 19, 1999, Tower Ventures (Seller) entered into an asset purchase agreement to sell to Pinnacle Towers Inc., a Delaware corporation (Purchaser), all of the tangible and intangible assets used or held for use in connection with Tower Ventures' tower business (the Tower Business) located in Montgomery County, Pennsylvania.
Pinnacle Towers Inc. is an unaffiliated third party. The Tower Business includes a radio tower, associated buildings and equipment. Closing was completed January 19, 1999 (the Closing Date).

	Total consideration under the asset purchase agreement was $8,531,000 (Purchase Price), which was paid by $7,906,000 in cash to Tower Ventures and $625,000 in cash to be held in escrow until distributed in accordance with the terms of an Escrow Agreement (the Escrow Agreement). On January 19, 1999, Tower Ventures received cash at closing in the amount of $7,797,217, which was the Purchase Price of $8,531,000, net of closing costs of $86,395, the Escrow Deposit of $625,000, adjustments for the seller's pro rata share of 1999 prepaid taxes of $1,582, and the buyer's pro rata share of January lease receipts of $23,970.

During the period between the Closing Date and May 17, 1999, the Purchaser has the right to perform due diligence inspections of the Real Property and the Tower Business, to determine whether any latent defects exist in the structural integrity of the tower based on its use as of the Closing Date, and the validity of the Seller's representations in the Purchase Agreement. Purchaser may provide Seller and the Escrow Agent with written notification, no later than May 17, 1999, of any adjustments, up to a maximum of $625,000, to the Purchase Price resulting from the inspection that materially adversely affect the Real Property or the Tower Business. If Purchaser fails to provide Seller and the Escrow Agent with any such notice by May 17, 1999, then Purchaser shall be deemed to have waived any right to adjust the Final Payment, and the Escrow Agent shall release the entire Escrow Deposit and all interest thereon to Seller


Specialized Mobile Radio System

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

Total consideration under the asset purchase agreement was $3,200,000, which was paid by $1,000,000 cash and a promissory note for $1,700,000. The note bore interest at 8% per annum, interest payable quarterly, beginning October 31, 1994. The principal was payable as follows: $200,000 on each of December 1, 1996 and 1997, and the balance on December 1, 1998. Additional consideration was to be paid, computed as an amount equal to the greater of 15% of the net profit of ETCLP determined as of the date of the sale of substantially all of the assets of ETCLP, or as of either the date of a refinancing of certain indebtedness, or November 30, 1998, or $500,000. On December 9, 1993, UMN L.P. received a non-interest bearing escrow deposit in the amount of $840,000 from ETCLP. The buyer was to pay the remaining cash due at closing, $160,000, plus adjustments for capital expenditures, radio purchases and accounts receivable, less adjustments for accounts payable. These adjustments increased the purchase price by $173,200. Additional adjustments to the purchase price were made in accordance with a letter agreement dated July 14, 1994, between ETCLP and UMN L.P. reducing the purchase price by $350,000. These adjustments resulted in a net payable to ETCLP of $16,800, which was deducted from the first interest payment due on interest on the promissory note from ETCLP.

	The adjustments contained in the letter agreement, referred to above, include an amount to reflect a pending lawsuit filed by UMN L.P. against Ronny Deaton, the former owner of the Business. As a result of these adjustments, the purchase price was reduced to $3,023,200. See Item 6, Financial Condition.



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

UMN L.P. placed a lien against Mr. Deaton's assets for $32,500, the amount of its attorneys' fees for this matter.

	Mr. Deaton filed an appeal of the damages awarded to UMN L.P. for attorneys' fees approximating $32,500. The appellate court ruled on March 26, 1998 that the judgement of the trial court is reversed and dismissed the award. Management appealed to the Texas State Supreme Court, which declined to review the reversal of the trial court's judgement by the Court of Appeals. Management filed a motion to reconsider with the State Supreme Court, but the motion was denied and UMN L.P. was required to release the lien on Mr. Deaton's property. Because they won the appeal process, the Deaton's were also awarded court costs of approximately $6,500.

	It is management's belief that this matter has run its course. Mr. Deaton has been prevented from competing with UMN L.P., in accordance with his agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.


Part II.

Item 5. Market for Registrant's Partnership Interests and Related Partnership Matters

As of December 31, 1998, the Partnership had 527 investor limited partners who had subscribed to 5,334 units. There is no established trading market for the Units. The Partnership distributes cash flow from operations, refinancing and/or sale proceeds, to the extent available. A portion of these distributions constitutes a return of capital. There were four distributions made to limited partners in 1998 totaling $720,090.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 1998, Partnership operations consisted of operating the communications tower owned by Tower Ventures.
 The specialized mobile radio businesses owned by UMN L.P. were sold effective July 14, 1994. UMN L.P. held a note receivable from the sale and collected its final payment on the note receivable, additional consideration receivable and accrued interest during 1998.


Revenues of the Partnership, which consists of rental revenues from the Philadelphia tower owned by Tower Ventures, increased $50,362, or approximately 7%, from $725,551 in 1997 to $775,913 in 1998 and costs and expenses decreased $6,408, or approximately 2%, from $386,020 in 1997 to $379,612 in 1998. The increase in revenues was attributable to the addition of new tenant leases and the addition of equipment by existing tenants, consumer price index rent adjustments, and increases in utility reimbursements over 1997.

For the year ended December 31, 1998, rental revenue was earned from 35 tenant license agreements with Tower Ventures. During 1998, no new tenants were added to the Tower, three existing tenants added equipment to the Tower and nine tenants extended or executed new agreements. Minimum future rental income from noncancelable leases in 1999 is expected to approximate $727,700.

Operating, general and administrative expense in 1998 consisted of operating costs of Tower Ventures and UMN L.P. in the amount of $83,723 and $7,040, respectively. The remaining $66,427 represents legal and accounting fees of $48,395 and other administrative costs of the Partnership of $18,032. Management fees, others, increased from $75,637 in 1997 to $80,874 in 1998. These consisted of fees incurred by Tower Ventures and UMN L.P. of $63,637, and $12,000 in 1997 and $68,874 and $12,000 in 1998, respectively. Management fees, affiliates, increased from $40,445 in 1997 to $41,996 in 1998. These fees were incurred by the Partnership and represent management fees to Telecommunications Growth & Income Fund Management Limited Partnership, the General Partner.

Operating income increased by $56,769 in 1998, from $339,532 in 1997 to $396,301 in 1998.

Interest income decreased from $162,308 in 1997 to $144,720 in 1998 and represents interest earned on the note receivable from the sale of UMN L.P.'s assets as of July 14, 1994 and income from the Partnership's investments in short-term U.S. Treasury obligations.

For the years ended December 31, 1998 and 1997, the Partnership had positive cash flow from operations of $597,723 and $512,182, respectively.
 Distributions to limited partners increased from $693,420 in 1997 to $720,090 in 1998, and from $7,004 to $7,274 to the general partner. These distributions were funded from operating cash flow without considering amortization and depreciation and from a principal payment of $200,000 on December 30, 1997 from the note receivable from the sale of the SMR businesses. Future distributions will be determined by management based on operating performance and available positive cash flow.





Financial Condition


On October 27, 1994, closing was completed on the sale by UMN L.P.
of the tangible and intangible assets used or held for use in connection with its communications business. Total consideration under the asset purchase agreement was $3,200,000, which was to be paid by $1,000,000 cash and a promissory note for $1,700,000. Additional consideration was to be paid, computed as an amount equal to the greater of 15% of the net profit of ETCLP determined as of the date of the sale of substantially all of the assets of ETCLP, or as of either the date of a refinancing of certain indebtedness, or November 30, 1998, or $500,000. On December 9, 1993, UMN L.P. received a non-interest bearing escrow deposit in the amount of $840,000 from ETCLP. The buyer was to pay the remaining cash due at closing, $160,000, plus adjustments for capital expenditures, radio purchases and accounts receivable, less adjustments for accounts payable.
 These adjustments increased the purchase price by $173,200. Additional adjustments to the purchase price were made in accordance with a letter agreement dated July 14, 1994, between ETCLP and UMN L.P. reducing the purchase price by $350,000. These adjustments resulted in a net payable to ETCLP of $16,800, which was deducted from the first interest payment due on the promissory note from ETCLP on October 31, 1994. ETCLP made quarterly interest payments on the outstanding balance of the note receivable to the Partnership. Two principal payments of $200,000 each were due on December 1, 1996 and December 1, 1997 and were received by the
Partnership on January 31, 1997 and December 30, 1997, respectively.   An
additional principal payment of $1,300,000 was due on December 1, 1998 and was received by the Partnership on December 31, 1998. Additional consideration of $500,000 was due on November 30, 1998 and was received by the Partnership on December 31, 1998.

	On January 19, 1999, Tower Ventures (Seller) entered into an asset purchase agreement to sell to Pinnacle Towers Inc., a Delaware corporation (Purchaser), all of the tangible and intangible assets used or held for use in connection with Tower Ventures' tower business (the Tower Business) located in Montgomery County, Pennsylvania. Pinnacle Towers Inc. is an unaffiliated third party. The Tower Business includes a radio tower, associated buildings and equipment. Closing was completed January 19, 1999 (the Closing Date).

	Total consideration under the asset purchase agreement was $8,531,000 (Purchase Price), which was paid by $7,906,000 in cash to Tower Ventures and $625,000 in cash to be held in escrow until distributed in accordance with the terms of an Escrow Agreement (the Escrow Agreement). On January 19, 1999, Tower Ventures received cash at closing in the amount of $7,797,217, which was the Purchase Price of $8,531,000, net of closing costs of $86,395, the Escrow Deposit of $625,000, adjustments for the seller's pro rata share of 1999 prepaid taxes of $1,582, and the buyer's pro rata share of January lease receipts of $23,970.

During the period between the Closing Date and May 17, 1999, the Purchaser has the right to perform due diligence inspections of the Real Property and the Tower Business, to determine whether any latent defects exist in the structural integrity of the tower based on its use as of the Closing Date, and the validity of the Seller's representations in the Purchase Agreement. Purchaser may provide Seller and the Escrow Agent with written notification, no later than May 17, 1999, of any adjustments, up to a maximum of $625,000, to the Purchase Price resulting from the inspection that materially adversely affect the Real Property or the Tower Business. If Purchaser fails to provide Seller and the Escrow Agent with any such notice by May 17, 1999, then Purchaser shall be deemed to have waived any right to adjust the Final Payment, and the Escrow Agent shall release the entire Escrow Deposit and all interest thereon to Seller


At the time of acquisition, the Tower had twelve tenants with leases generating $34,000 per month. As of January 1, 1999, there were 33 tenant leases in effect with a current rent roll of $62,548 per month. Each lease has a cost of living adjustment resulting in annual increases ranging from 3% to 10%. Management continues to seek additional tenants for the Tower and operating expenses are generally fixed and relatively low. Operating cash flow margins for the most recent three years range from 87% to 89%, and are expected to continue at that level.

The Partnership has current assets in excess of current liabilities of $1,948,957 at December 31, 1998. The Partnership expects to generate positive cash flows for 1999. Future cash flows from operations of the communications tower are expected to be more than sufficient to cover the Partnership's cash flow needs.

The Partnership intends to wind-up the affairs of the Partnership during 1999 and to make a final distribution to the partners after the collection of the funds held in escrow, due in May, 1999. The Partnership will file its final tax return during 1999 and the Partnership will be liquidated.

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

Year 2000 Readiness Disclosure

The Partnership has not developed a Company-wide Year 2000 plan due to the sale of all of its assets as of January 19, 1999.


Item 7.  Financial Statements and Supplementary Data


	TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.

	CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




	INDEX


INDEPENDENT AUDITORS' REPORT	11

CONSOLIDATED BALANCE SHEETS				12-13

CONSOLIDATED STATEMENTS OF OPERATIONS		  14

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)		  15

CONSOLIDATED STATEMENTS OF CASH FLOWS		16-17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		18-23





INDEPENDENT AUDITORS' REPORT
To the Partners of
Telecommunications Growth &
  Income Fund L.P.
Arlington, Virginia
We have audited the accompanying consolidated balance sheets of Telecommunications Growth & Income Fund L.P. (the Partnership), a Virginia limited partnership, as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Telecommunications Growth & Income Fund L.P. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.
As discussed in Note 8, the Partnership sold all of the assets of Tower Ventures L.P. on January 19, 1999, and intends to wind-up the affairs of the Partnership during 1999. The financial statements referred to above do not include any adjustments relating to this event.

/s/ Deloitte & Touche LLP
Washington, D.C.
February 3, 1999



	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

	CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31, 1998 AND 1997

	ASSETS

                                                        	1998		     1997


CASH AND CASH EQUIVALENTS                          	$ 1,978,000	$ 335,062

RECEIVABLES:
Rent	                                                    11,829   	22,777
Affiliates	                                               1,844	    1,844
Other	                                                       88	   20,044

                                                       	 13,761	   44,665

  Total current assets	                                1,991,761  379,727


LAND	                                                     86,643  	89,005
BUILDINGS, net of accumulated
  depreciation of $124,477  and  $111,140  	             142,268	 155,605
COMMUNICATIONS TOWER, net of accumulated
  depreciation of $601,133 and $526,460                 	786,167 	831,055
 EQUIPMENT, net of accumulated depreciation
   Of $2,568 and $1,027	                                   2,055   	3,596

                                                      	1,017,133	1,079,261

OTHER ASSETS:
INTANGIBLE ASSETS, net of accumulated
     amortization of $878,334 and  $868,334	              106,666  116,666
Note receivable                                         	     - 	1,300,000
Additional consideration receivable	                          -    464,759
Other assets	                                               6,936	   6,799

                                                         	113,602 1,888,224

Total Assets	                                         $3,122,496	$3,347,212



	The accompanying notes are an integral
	part of these consolidated financial statements.

	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

	CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31, 1998 AND 1997

	LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                      	1998	           1997


CURRENT LIABILITIES:
Accrued liabilities                                   	$20,559	       $48,609
	Accounts payable-affiliate	                                -   	       7,376
Deferred income                                        	12,620         	9,617
Security deposits                                        9,625	         9,625

  Total current liabilities	                            42,804	        75,227


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP	                                   9,959	        10,656

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.	                                        12,877	        11,661

PARTNERS' CAPITAL (DEFICIT):
  General Partner	                                     (32,010)      	(30,081)

  Investor Limited Partners                         	3,088,866	     3,279,749

                                                    	3,056,856	     3,249,668

  Total Liabilities and Partners'
  Capital (Deficit)	                                $3,122,496	    $3,347,212







	The accompanying notes are an integral
	part of these consolidated financial statements.


	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
	CONSOLIDATED STATEMENTS OF OPERATIONS
	FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997

                                                      1998		         1997


REVENUES:
Rental income 	                                    $ 775,913	      $ 725,551

COSTS AND EXPENSES:
Operating, general and administrative               	157,191	        171,398
Management fees
  - affiliates	                                       41,996         	40,445
  - others                                           	80,874	         75,637
Depreciation and amortization	                        99,551	         98,540

	                                                    379,612	        386,020

OPERATING INCOME	                                    396,301	        339,531

OTHER INCOME (EXPENSES):
Interest income	                                     144,720	        162,308

INCOME BEFORE ALLOCATION
  TO MINORITY INTERESTS	                             541,021	        501,839

MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP	                                (5,253)	        (4,697)

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.	                                      (1,216)	        (1,405)

NET INCOME	                                         $534,552	       $495,737
ALLOCATION OF NET INCOME:
  General Partner                                    	$5,345	         $4,957

  Investor Limited Partners	                        $529,207       	$490,780

 Net income per investor Limited Partner Unit	       $ 99.21        	$ 92.01




	The accompanying notes are an integral
	part of these consolidated financial statements.


	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

	CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

	FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                       		 Investor
                                                 General	  Limited
	                                                Partner	 Partners	    Total





BALANCE, January 1,
    1997	                                    $(28,034)	$3,482,389	$3,454,355

Distributions	                                 (7,004)	  (693,420)	 (700,424)

Net Income	                                     4,957	    490,780	   495,737

BALANCE, December 31,
   1997	                                     $(30,081)	 3,279,749	$3,249,668

Distributions	                                 (7,274)	  (720,090)	 (727,364)

Net Income	                                     5,345	    529,207	   534,552

BALANCE, December 31,
  1998	                                      $(32,010)	$3,088,866	$3,056,856














	The accompanying notes are an integral
	part of these consolidated financial statements.

	TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

	CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED

	DECEMBER 31, 1998 AND 1997




                                                         	1998         	1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income	                                          $534,552	    $495,737
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization	                     99,551	      98,540
      Imputed interest on additional consideration
        receivable	                                     (35,241)    	(35,619)
Changes in assets and liabilities:
Decrease (increase) in receivables                     	 30,904	      (9,730)
Decrease in accrued liabilities	                        (28,050)	    (39,324)
Increase (decrease) in deferred revenue	                  3,003	      (4,745)
Increase in security deposits                              	-        	 1,000
Increase in minority interests                             	519	       1,091
Increase (decrease) in accounts payable-affiliates	      (7,376)        	222
Decrease (increase) in other assets	                       (137)	      5,010

  Net cash provided by operating activities	            597,725	     512,182

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital improvements	                                (27,423)      	(7,600)
  Equipment purchases	                                      -   	     (4,623)

  Net cash used in investing activities	               (27,423)	     (12,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collections of Note Receivable                     1,300,000	      400,000
  Collection of additional consideration receivable	   500,000          	-
  Distributions	                                      (727,364)	    (700,424)

  Net cash provided by (used in)
          financing activities                       1,072,636	     (300,424)

INCREASE IN CASH AND CASH EQUIVALENTS	               1,642,938      	199,535
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	          335,062	      135,527

CASH AND CASH EQUIVALENTS, END OF YEAR	             $1,978,000	     $335,062


	The accompanying notes are an integral
	part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997

                                                     	1998	         1997


The following non-cash activities
resulted from the sale of
of UMN L.P. assets:


Imputed interest receivable	                        $35,241	      $35,619



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

The Partnership's principal business activities are concentrated in the Philadelphia, Pennsylvania, metropolitan area through its investment in Tower Ventures Limited Partnership and in East Texas, through its investment in United Mobile Networks L.P, which was sold effective July 14, 1994.

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

Total consideration under the asset purchase agreement was $3,200,000, which was paid by $1,000,000 cash, a promissory note for $1,700,000 and an additional amount of $500,000. The promissory note bore interest at 8% per annum, interest payable quarterly, beginning October 31, 1994. Two principal payments of $200,000 each were due on December 1, 1996 and December 1, 1997 and were received by the Partnership on January 31, 1997 and December 30, 1997, respectively. An additional principal payment of $1,300,000 was due on December 1, 1998 (see Note 4) and was received by the Partnership on December 31, 1998. Interest was accrued on the outstanding balance of the promissory note and ETCLP made quarterly interest payments to the Partnership. The final interest payment was due and received on December 31, 1998. Additional consideration was to be paid, computed as an amount equal to the greater of 15% of the net profit of ETCLP determined as of the date of the sale of substantially all of the assets of ETCLP, or as of either the date of a refinancing of certain indebtedness, or November 30, 1998, or $500,000. A payment of $500,000 was received on December 31, 1998 (see Note 4). On December 9, 1993, UMN L.P. received a non-interest bearing escrow deposit in the amount of $840,000 from ETCLP. The buyer paid the remaining cash due at closing, $160,000, plus adjustments for capital expenditures, radio purchases and accounts receivable, less adjustments for accounts payable. These adjustments increased the purchase price by $173,200. Additional adjustments to the purchase price were made in accordance with a letter agreement dated July 14, 1994, between ETCLP and UMN L.P. reducing the purchase price by $350,000. These adjustments resulted in a net payable to ETCLP of $16,800, which was deducted from the first interest payment due on interest on the promissory note from ETCLP.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its 99% owned subsidiary, Tower Ventures Limited Partnership, a Pennsylvania limited partnership ("Tower Ventures"), on a consolidated basis. The remaining 1% limited partnership interest in Tower Ventures is held by DCOA and Malarkey-Taylor in trust for the Partnership until the property is refinanced or sold.
	On November 9, 1990, the Partnership purchased a 29.5% limited partnership interest in United Mobile Networks L.P. ("UMN L.P."), a Delaware limited partnership. On June 29, 1992, the Partnership's limited partnership interest increased to a 99% limited partnership interest, pursuant to the Third Amendment to the Limited Partnership Agreement of UMN L.P. As a result of the provisions of UMN L.P.'s partnership agreement, the Partnership was deemed to control UMN L.P. as of November 9, 1990 (date of purchase). Accordingly, the accompanying consolidated financial statements include the accounts of UMN L.P. since November 9, 1990 on a consolidated basis.

All intercompany transactions have been eliminated in consolidation.

Cash Equivalents

For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents included an investment in a mutual fund investing in short-term U.S. Treasury obligations of $60,617 and $66,140 at December 31, 1998 and 1997, respectively.




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

Minority Interest in United Mobile Networks L.P.

Minority interest in United Mobile Networks L.P. (UMN L.P.), as shown on the balance sheets, reflect the capital account balances attributable to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN L.P. not owned by the Partnership.

For the years ended December 31, 1998 and 1997, UMN L.P. reported net income of $121,577 and $140,487, respectively. The 1% minority interest of $1,216 and $1,405, respectively, is reflected in the consolidated statement of operations as Minority interest in UMN L.P.'s net income.

 Minority Interest in Tower Ventures Limited Partnership

Minority interest in Tower Ventures Limited Partnership, as shown on the balance sheet, reflects the capital account balances attributable to the 1% interest in Tower Ventures owned by DCOA and Malarkey-Taylor Associates, Inc.

For the years ended December 31, 1998 and 1997, Tower Ventures reported net income of $525,305 and $469,737, respectively. The 1% minority interest of $5,253 and $4,697, respectively, is reflected in the consolidated statement of operations as Minority interest in Tower Ventures' net income.

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

Income per Investor Limited Partner Unit

Income per Investor Limited Partner Unit is calculated by dividing the allocation of income to Investor Limited Partners by the weighted average number of units outstanding during the years ended December 31, 1998 and 1997 of 5,334 units.


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

Disclosure about fair values of financial instruments is based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

	Reclassification

	Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.




3.  INTANGIBLE ASSETS

Costs of the communications businesses owned by Tower Ventures assigned to leases and goodwill are being amortized using the straight-line method over the following useful lives:

                                              December 31,    	Useful Life
                                             1998	    1997

Leases 	                               	$ 785,000	 $ 785,000  	4-69 months
Goodwill	                                 200,000	   200,000	     20 years

                                         	985,000   	985,000
Less: accumulated amortization 	         (878,334)	 (868,334)

                                      	$  106,666	 $ 116,666

Costs associated with the leases have been fully amortized.
Intangible assets are periodically evaluated based upon cash flows and other factors for potential impairment.


 4.  NOTE RECEIVABLE AND OTHER RECEIVABLE


                                                           December 31,
                                                          1998       1997
Note Receivable:
  East Texas Communications Limited Partnership,
  interest at 8% received in quarterly installments
  beginning October 31, 1994; principal payment of
  $1,300,000 was received on December 31, 1998. 	      $   -    	$1,300,000

Other Receivable:
  East Texas Communications Limited Partnership,
  $500,000 additional consideration receivable,
  non-interest bearing, valued using interest
  imputed at 8%; received December 31, 1998.	       	  $   -    	 $ 464,759

As discussed in Note 1, on November 24, 1993, UMN L.P. entered into a management agreement and an asset purchase agreement to sell to East Texas Communications Limited Partnership ("ETCLP"), a Delaware limited partnership, all of the tangible and intangible assets used or held for use in connection with UMN L.P.'s radio communications business (the "Business") located in eastern Texas and northwestern Louisiana. Total consideration under the asset purchase agreement was $3,200,000, which was paid by $1,000,000 cash, a promissory note for $1,700,000, and additional consideration of a minimum of $500,000. As of December 31, 1998, all amounts related to the promissory note and additional consideration have been collected.


5.  LEASE AGREEMENTS

Future minimum rentals to be received under noncancelable tenant leases held by Tower Ventures at December 31, 1998, are due for the following years ending December 31, as follows:

1999...............................................$727,744
2000............................................... 524,595
2001................................................235,917
2002.................................................77,124
2003..................................................6,533

                                                 $1,571,913

6.  RELATED PARTY TRANSACTIONS

The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the years ended December 31, 1998 and 1997 were $41,996 and $40,445, respectively.


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

8. SUBSEQUENT EVENT

	On January 19, 1999, Tower Ventures (Seller) entered into an asset purchase agreement to sell to Pinnacle Towers Inc., a Delaware corporation (Purchaser), all of the tangible and intangible assets used or held for use in connection with Tower Ventures' tower business (the Tower Business) located in Montgomery County, Pennsylvania. Pinnacle Towers Inc. is an unaffiliated third party. The Tower Business includes a radio tower, associated buildings and equipment and had an aggregate carrying amount of approximately $1,015,000 as of December 31, 1998. Closing was completed January 19, 1999 (the Closing Date).

	Total consideration under the asset purchase agreement was $8,531,000 (Purchase Price), which was paid by $7,906,000 in cash to Tower Ventures and $625,000 in cash to be held in escrow until distributed in accordance with the terms of an Escrow Agreement (the Escrow Agreement). On January 19, 1999, Tower Ventures received cash at closing in the amount of $7,797,217, which was the Purchase Price of $8,531,000, net of closing costs of $86,395, the Escrow Deposit of $625,000, adjustments for the seller's pro rata share of 1999 prepaid taxes of $1,582, and the buyer's pro rata share of January lease receipts of $23,970.

	During the period between the Closing Date and May 17, 1999, the Purchaser has the right to perform due diligence inspections of the Real Property and the Tower Business, to determine whether any latent defects exist in the structural integrity of the tower based on its use as of the Closing Date, and the validity of the Seller's representations in the Purchase Agreement. Purchaser may provide Seller and the Escrow Agent with written notification, no later than May 17, 1999, of any adjustments, up to a maximum of $625,000, to the Purchase Price resulting from the inspection that materially adversely affect the Real Property or the Tower Business. If Purchaser fails to provide Seller and the Escrow Agent with any such notice by May 17, 1999, then Purchaser shall be deemed to have waived any right to adjust the Final Payment, and the Escrow Agent shall release the entire Escrow Deposit and all interest thereon to Seller.

	The Partnership intends to wind-up the affairs of the Partnership during 1999 and to make a final distribution to the Partners after the collection of funds held in escrow, due in May, 1999.


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

	The officers and directors of TGIF, Inc. are:


Served in Present
Name	 Capacity Since* 	Position Held

Randall N. Smith	12/19/88	President,
		Chief Executive
Officer
	12/21/88	and Director


Denison E. Smith	12/19/88	Executive Vice-
President
	12/21/88	and Director

Mark I. Bass	01/18/89	Director


Lee D. Pennington	12/21/88	Vice-President

B. Eric Sivertsen	12/21/88	Vice-President,
		Secretary, Chief
Financial 			Officer
	03/19/90	Director



Clark T. Madigan	12/21/88	Vice-President and
	03/19/90	Director

Robert M. Jones	12/21/88	Vice-President and
	6/30/94	Director
______________________________________

*	Directors hold office until their successors
are elected and qualified. All officers serve at the pleasure of the Board.

The following constitutes a summary of certain information regarding the executive officers and directors of TGIF, Inc.

Randall N. Smith - 52, is a cum laude graduate of Harvard
University (B.A., Economics, 1969). He is certified by the College of Financial Planning as a Certified Financial Planner. Mr. Smith has served as Chairman of the Board of Directors of DCOA and of D/P/B (formerly DeRand Investment Corporation of America) since 1971 and 1969, respectively. He has served as an officer and director of several subsidiaries and Affiliates, which are engaged in the acquisition, development and financing of investments in franchise and private cable television, communications services management, and other telecommunications systems. During the last several years, Mr. Smith has been a speaker and writer on investments in telecommunications, appearing on television shows and at investment seminars and being published in such investment journals as Financial Planning Magazine and Financial Product News. Mr. Smith served as a member of the District Business Conduct Committee of the NASD, District #10. His three year term ended January, 1989. Mr. Smith serves as President and Chairman of the Board of DTC. Randall N. Smith and Denison E. Smith are brothers.

Denison E. Smith - 55, is a graduate of the University of Colorado
1965, and the University of Idaho Law School, 1968. He is a member of the bars of the State of Idaho and the District of Columbia. He has served as President and Director of DCOA and an officer and Director of D/P/B since 1971 and 1969, respectively, and has served as an officer and director for several of DCOA's subsidiaries and Affiliates which are engaged in the acquisition, development or financing of investments in franchise and private cable television, communications management services, and other telecommunications systems. In 1986, Mr. Smith addressed the World Congress of the International Association of Financial Planners, discussing investment opportunities in the cellular telephone industry. Mr. Smith serves as a Vice-President and Director of DTC. Denison E. Smith and Randall N. Smith are brothers.


Mark I. Bass - 47, CFP, CPA, holds a BBA degree with a major in Economics from Baylor University and a BBA with a major in Accounting from Texas Tech University. Mr. Bass was a Senior Vice President of DCOA from its merger with Pennington/Bass Companies in March 1989 until March 1992. Previously Mr. Bass was President of Pennington/Bass Companies, Inc. since its inception in 1975. These companies were involved in various phases of financial planning and include Associated Financial Planners, Inc. and Pennington/Bass & Associates. Mr. Bass has served on the Boards of the International Association for Financial Planning and the Institute of Certified Financial Planners. He has authored columns appearing in Financial Planning Magazine and USA Today, and has appeared on USA Today: The Television Show, discussing the financial planning industry and providing recommendations for consumer investments. Mr. Bass has been quoted in Forbes and Changing Times magazines, the New York Times and Associated Press. In 1987, he was named one of the top 200 financial planners in the country by Money Magazine.

Lee D. Pennington - 68, CFP, was a Senior Vice-President of DCOA from its merger with Pennington/Bass Companies in March 1989 until March 1992. Previously, he was Chairman of the Board of Pennington/Bass Companies since its inception in 1975, with offices in the major cities of Texas and the states of Illinois, Idaho, Arkansas, Georgia, New Mexico, California and North Carolina. Mr. Pennington has served on the National Board of Directors of the International Association of Financial Planners ("IAFP"). He has served on the Board of Trustees of the Foundation for Financial Planning and as a member of the IAFP Broker/Dealer Committee. He also has served on the International Board of Standards & Practices for Certified Financial Planners. Mr. Pennington has been quoted extensively in national publications such as Medical Economics and Financial Planning on financial planning and practice management.

B. Eric Sivertsen - 45, is a graduate of the College of William &
Mary, 1975, and the George Mason University School of Law, 1981. He is a Vice-President and Director of DTC and has been involved in the acquisition, development and/or financing of investments in franchise and private cable television, communications management services, radio and other telecommunications systems since 1984. During the last several years, Mr. Sivertsen has been a speaker on investments in telecommunications, appearing on radio and at investment seminars. Prior to joining DeRand, he was an attorney in private practice in McLean, Virginia, first with Sedam & Herge, P.C., from 1981 to 1983, then with the law offices of James Edward Ablard from 1983 to 1984.

Clark T. Madigan - 59, is President of MTI Capital Corporation.
He was formerly Vice-President, Corporate Finance, and Director at Malarkey-Taylor from 1985 to November 1990. Prior thereto, he served as Chairman of the Board and Senior Loan Officer, Manufacturers Hanover Trust Company of Central New York; Vice President at Marine Midland Bank; Assistant Vice President at Irving Trust; Group Vice President and Senior Credit Officer at American Security Bank, Washington, D.C. After twenty years (1961 to 1981) of commercial and investment banking experience, Mr. Madigan became an independent financial consultant and performed the functions of chief financial officer for several communications companies in the Washington, D.C. area from 1982 to 1985.
 After joining Malarkey-Taylor Associates in 1985, he assisted numerous companies in raising capital, negotiating acquisitions, leveraging buyouts of limited partner interests, developing limited partnerships for project financing, mergers and sales of cable systems and strategic long-term financial planning. He is a graduate of Colgate University, and graduate degree programs from Dartmouth College, Rutgers University and New York University Graduate School of Business Administration. Mr. Madigan is presently a member of the advisory board of the Joseph P. Kennedy Institute, and he has participated in several community organizations including the Kiwanis Club and The Greater Washington Board of Trade.


Robert M. Jones - 55, is Malarkey-Taylor's President and has served on Malarkey-Taylor's Board of Directors and Executive Committee as Secretary and/or Treasurer since 1978. Mr. Jones has performed hundreds of analyses, evaluations and appraisals of existing and proposed cable television systems and other communication properties of all types and sizes. He has appeared on various seminars and workshop panels, published industry articles and provided expert testimony in arbitration cases and court trials involving valuations and financial management of communication properties. He is a graduate of Texas Tech University, (B.B.A., Accounting) and the University of Missouri, Columbia (M.A., Accounting and Economics) and is a Certified Member of the American Society of Appraisers.


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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of February 3, 1999, no person was known by the Partnership to be the beneficial owner of more than 5 percent of the Units.

As of February 3, 1999, no director or officer owned any of the Units.

Item 12.  Certain Relationships and Related Transactions

All of the directors of TGIF, Inc. are executive officers or directors of Affiliates that have received or will receive fees for services provided to the Partnership, as described in Notes 6 and 7 to the Financial Statements included in Item 7 hereof.


Part IV.

Item 13.  Exhibits and Reports on Form 8-K

(b) The following Report of Form 8-K is
incorporated by reference:

1.  Form 8-K, dated January 19, 1999, was filed on February 2,
1999, reporting a disposition of all of the tangible and intangible assets used or held for use in connection with the Tower Ventures Limited Partnership tower business.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELECOMMUNICATIONS GROWTH &
  INCOME FUND L.P.

BY:  TELECOMMUNICATIONS GROWTH
       & INCOME FUND MANAGEMENT
       LIMITED PARTNERSHIP
       General Partner

BY:  TELECOMMUNICATIONS GROWTH
       & INCOME FUND, INC.
       General Partner


DATE: February 3, 1999	BY:   /s/ Randall N. Smith
                            	Randall N. Smith, President,
                            	Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE: February 3, 1999	BY:   /s/ Randall N. Smith
                           		Randall N. Smith, President, Chief
                             Executive Officer and Director


DATE: February 3, 1999	BY:   /s/ B. Eric Sivertsen
                             B. Eric Sivertsen, Vice-President,
                             Secretary, Director and Chief Financial and
                             Accounting Officer


2