Form 10QSB
period 1999-03-31
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1999-05-13
CIK 845394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD                          COMMISSION FILE
ENDED MARCH 31, 1999                                NUMBER 033-26427

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

FORM 10-QSB

For the Three Month Period Ended March 31, 1999




TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION




                                                          Page

Item 1.  Financial Statements                               3


Item 2.  Management's Discussion and Analysis or
          Plan of Operation	                             13


PART II - OTHER INFORMATION                                13


Signatures                                                 14





Part I - Financial Information


Item 1.  Financial Statements



Telecommunications Growth & Income Fund L.P.

CONSOLIDATED FINANCIAL STATEMENTS




INDEX



CONSOLIDATED BALANCE SHEETS
 March 31, 1999 (Unaudited) and December 31, 1998 (Audited)	4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Three months ended March 31, 1999 and 1998 (Unaudited)	6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1998 (Audited) and
 for the three months ended March 31, 1999 (Unaudited)	7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the three months ended March 31, 1999 and 1998 (Unaudited)	8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	 10-12





TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

ASSETS

	                                         March 31, 1999 Dec.31,1998
                                                 (Unaudited)  (Audited)

CASH AND CASH EQUIVALENTS                            $258,404  $1,978,000

RECEIVABLES:
	Rent                                              4,160      11,829
	Affiliates                                           -        1,844
	Other                                                88          88

                                                        4,248      13,761

	  Total current assets                          262,652   1,991,761


LAND                                                       -       86,643
BUILDINGS, net of accumulated
	  depreciation of  $-0- and $124,477                 -      142,268
COMMUNICATIONS TOWERS, net of accumulated
	  depreciation of $-0- and $601,133                  -      786,167
EQUIPMENT, net of accumulated depreciation
	  depreciation of $2,953 and $2,568               1,670       2,055

                                                        1,670   1,017,133

OTHER ASSETS:
  INTANGIBLE ASSETS, net of accumulated
	  amortization of $-0- and $878,334                  -      106,666
  Escrow fund receivable                              625,000          -
  Other assets                                             -        6,936

                                                      625,000     113,602

Total Assets                                         $889,322  $3,122,496


The accompanying notes are an integral
part of these consolidated financial statements.



TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                            March 31, 1999 Dec. 31, 1998
                                                (Unaudited)    (Audited)

CURRENT LIABILITIES:
 Accrued liabilities	                           $28,277       $20,559
 Accounts payable-affiliates                           125            -
 Deferred income                                        -         12,620
 Security deposits                                      -          9,625
    Total current liabilities                       28,402        42,804


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP                                   -          9,959

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.                                         -         12,877

PARTNERS' CAPITAL (DEFICIT):
  General Partner	                                 215,231       (32,010)

  Investor Limited Partners                        645,689     3,088,866

                                                   860,920     3,056,856

  Total Liabilities and Partners'
	  Capital (Deficit)                          $889,322   $3,122,496



The accompanying notes are an integral
part of these consolidated financial statements.





TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND 1998 (UNAUDITED)


                                              Three Months Ended
                                                   March 31,
                                               1999	       1998
REVENUES:
  Rental income                              $44,420	  $192,440

COSTS AND EXPENSES:
  Operating, general and administrative       43,814      46,446
  Management fees
   - affiliates                                1,894	    10,117
   - others                                    5,253      19,479
  Depreciation and amortization                8,511      24,764

                                              59,472     100,806

OPERATING INCOME                             (15,052)     91,634

OTHER INCOME (EXPENSES):
Interest income                               41,085      38,663
Gain on sale of communications business    7,036,658	        -
Disposition fees                            (346,650)	        -

INCOME BEFORE ALLOCATION TO
 MINORITY INTERESTS                        6,716,041     130,297

MINORITY INTEREST IN TOWER VENTURES
 LIMITED PARTNERSHIP                           9,959      (1,314)

MINORITY INTEREST IN UNITED MOBILE
 NETWORKS L.P.                                12,877        (318)

NET INCOME                                $6,738,877	  $128,665

ALLOCATION OF NET INCOME:
  General Partner                           $671,954      $1,286

  Investor Limited Partners               $6,066,923	  $127,379

  Net income per Investor
    Limited Partner Unit                   $1,137.41      $23.88





The accompanying notes are an integral
part of these consolidated financial statements.



TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 1998 (AUDITED) AND FOR THE
THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)


                                                    Investor
                                          General    Limited
                                          Partner   Partners  Total



BALANCE, January 1,
  1998	                           $(30,081) $3,279,749  $3,249,668

Distributions	                       (7,274)   (720,090)   (727,364)

Net Income                                5,345     529,207     534,552

BALANCE, December 31,
   1998                                 (32,010)  3,088,866   3,056,856

Distributions                          (424,713) (8,510,100) (8,934,813)

Net Income                              671,954   6,066,923   6,738,877

BALANCE, March 31,
    1999                               $215,231    $645,689    $860,920


The accompanying notes are an integral
part of these consolidated financial statements.


TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND 1998
(UNAUDITED)



                                                      Three Months Ended
March 31,
                                                    1999            1998


 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $6,738,877     $128,665
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                   8,511       24,764
      Imputed interest on additional consideration
        Receivable                                       -        (9,356)
	Gain on sale of communications business
	   net of cash transfers                      488,618           -
	Changes in assets and liabilities:
		Decrease in receivables                    9,513      14,347
		Increase (decrease) in accrued liabilities 7,718     (36,819)
		Increase (decrease) in deferred revenue  (12,620)      9,175
		Increase (decrease) in minority interests(22,836)         82
		Increase in accounts payable-affiliates      125         372
		Decrease in security deposits             (9,625)         -
		Decrease in deposits, prepaid
		  expenses and other assets                6,936       2,366

  Net cash provided by operating activities        7,215,217     133,596

CASH FLOWS FROM INVESTING ACTIVITIES:
  Discount on cost of capital improvements                -        2,362

  Net cash provided by investing activities               -        2,362

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                   (8,934,813)   (323,273)

  Net cash used in financing activities           (8,934,813)   (323,273)

DECREASE IN CASH AND CASH EQUIVALENTS             (1,719,596)   (187,315)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     1,978,000     335,062

CASH AND CASH EQUIVALENTS, END OF PERIOD            $258,404    $147,747





The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 30, 1999 AND 1998
(UNAUDITED)






                                                  Three Months Ended
                                                        March 31,
                                                   1999         1998



The following non-cash activities
	resulted from the sale of
	of UMN L.P. assets:


	Imputed interest receivable                $   -        $ 9,356

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

	Cash Equivalents

	For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $230,702, and $60,617 at March 31, 1999 and December 31, 1998, respectively.

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

	For the three months ended March 31, 1999 and 1998, Tower Ventures reported net income of $7,054,827 and $131,381, respectively. The 1% minority interest of $-0- and $1,314, respectively, is reflected in the consolidated statement of operations as Minority Interest in Tower Ventures' net income.

	Minority Interest in United Mobile Networks L.P.

	Minority interest in United Mobile Networks L.P. ("UMN L.P."), as shown on the balance sheets, reflects the capital account balances attributable to the 1% interest in UMN L.P. in consolidation and represents the portion of UMN L.P. not owned by the Partnership. UMN
L.P. ceased operations as of December 31, 1998, at which time the balance of the note receivable and additional consideration were received.


	For the three months ended March 31, 1998, UMN L.P. reported net income of $31,781. The 1% minority interest of $318 is reflected in the consolidated statement of operations as Minority Interest in UMN L.P.'s net income.

	Depreciation and Amortization

	Computer equipment is stated at cost and depreciated over an estimated useful life of three years using the straight-line method. Buildings and the communications tower are stated at cost and were depreciated over estimated useful lives of 20 years using the straight-line method. Costs assigned to intangible assets were amortized using the straight-line method over the estimated useful lives of from 4 months to 20 years (see Note 4). Repairs and maintenance are expensed as incurred.

	Income per Investor Limited Partner Unit

	Income per Investor Limited Partner Unit is calculated by dividing the allocation of income to Investor Limited Partners by the weighted average number of units outstanding during the three months ended March 31, 1999 and 1998 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

	The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the three months ended March 31, 1999 and 1998 were $1,854 and $10,117, respectively.

	The General Partner is entitled to a disposition fee (after the Limited Partners have received from distributions an amount equal to their Capital Contributions plus a return equal to at least 6% of their Capital Contributions per annum) of 3% of the sales price of the Communications Business being sold. Disposition fees paid for the three months ended March 31, 1999 were $255,930 from the net sales proceeds from the sale of Tower Ventures and $90,720 from the net sales proceeds from the sale of UMN L.P.

3.  SALE OF COMMUNICATIONS BUSINESS

	On January 19, 1999, Tower Ventures ("Seller") entered into an asset purchase agreement to sell to Pinnacle Towers Inc., a Delaware corporation ("Purchaser"), all of the tangible and intangible assets used or held for use in connection with Tower Ventures' tower business ("the Tower Business") located in Montgomery County, Pennsylvania. Pinnacle Towers Inc. is an unaffiliated third party. The Tower Business includes a radio tower, associated buildings and equipment and had an aggregate carrying amount of $1,113,619 as of January 19, 1999. Closing was completed January 19, 1999 (the "Closing Date").

	Total consideration under the asset purchase agreement was $8,531,000 ("Purchase Price"), which was paid by $7,906,000 in cash to Tower Ventures and $625,000 in cash to be held in escrow until distributed in accordance with the terms of an Escrow Agreement (the "Escrow Agreement"). On January 19, 1999, Tower Ventures received cash at closing in the amount of $7,797,217, which was the Purchase Price of $8,531,000, net of closing costs of $86,395, the Escrow Deposit of $625,000, adjustments for the seller's pro rata share of 1999 prepaid taxes of $1,582, and the buyer's pro rata share of January lease receipts of $23,970. Additional closing costs for sales commissions and legal fees totaling $266,228 were incurred and paid out of cash received at closing. An additional commission of $28,100 is due to be paid upon receipt of escrow proceeds.

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
Discussion and Analysis or Plan of Operation



Results of Operations

	For the three months ended March 31, 1999, Partnership operations consisted of operating the communications tower owned by Tower Ventures until the sale on January 19, 1999 of the tangible and intangible assets used or held for use in connection with Tower Ventures' tower business.

	Rental revenues from the communications tower (Tower Ventures) for the period January 1 - 19, 1999, the date of sale, were $44,420. Costs and expenses were $26,252 for the three months ended March 31, 1999.

	Operating, general and administrative expense consisted of operating costs of Tower Ventures were $12,873 for the three months ended March 31, 1999. The remaining $30,942 represents legal and accounting fees of $17,807 and other administrative costs of $13,135. Management fees during this three month period consisted of fees incurred by Tower Ventures of $5,253 and management fees of $1,895 to Telecommunications Growth & Income Fund Management Limited Partnership, the general partner.

	Operating loss was $15,053 for the three months ended March 31, 1999. Depreciation and amortization was $8,511. Management fees were $7,147.

	Interest income of $41,085 represents income earned on cash investment of the collected note receivable and additional consideration receivable from the sale of the SMR business of $1,800,000 and of the net proceeds from the sale of Tower Ventures of $7,502,888.

	For the three months ended March 31, 1998, the Partnership had positive cash flow from operations of $7,215,217. During the three months ended March 31, 1999, the Partnership made distributions to investor limited partners in the amount of $8,510,100, or 160% of contributed capital. These distributions were funded from operating cash flow without considering amortization and depreciation; from the final principal payment of the note receivable of $1,300,000 and payment of additional consideration receivable of $500,000 on December 31, 1998 from the sale of the SMR businesses; and, from the $7,502,888 net sales proceeds received from the sale of Tower Ventures. Future distributions will be determined by management based on the collection of the escrow funds from the sale of Tower Ventures, net of cash reserves set aside to wind-up the affairs of the Partnership.


Financial Condition

The Partnership has current assets in excess of current liabilities of $234,250 at March 31, 1999. The Partnership expects to collect approximately $625,000 from funds held in escrow from the sale of Tower Ventures

	The Partnership intends to make a final distribution to the partners after the collection of the funds held in escrow, due in May, 1999, and to wind-up the affairs of the Partnership during 1999. The Partnership will file its final tax return during 1999 and the Partnership will be liquidated.



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

                      TELECOMMUNICATIONS GROWTH &
                      INCOME FUND L.P.

                      BY:  TELECOMMUNICATIONS GROWTH
                           & INCOME FUND MANAGEMENT
                           LIMITED PARTNERSHIP
                           General Partner

                      BY:  TELECOMMUNICATIONS GROWTH
                           & INCOME FUND, INC.
                           General Partner


DATE:  May 14, 1999   BY:   /s/ Randall N. Smith
                            Randall N. Smith, President
                            Chief Executive Officer and
                            Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE:  May 14, 1999      BY:   /s/ Randall N. Smith
                              Randall N. Smith, President
                              Chief Executive Officer and
                              Director


DATE:  May 14, 1999      BY:   /s/ B. Eric Sivertsen
                               B. Eric Sivertsen, Vice-
                               President, Secretary, Director
                               and Chief Financial and
                               Accounting Officer