Form 10QSB
period 1999-06-30
TELECOMMUNICATIONS GROWTH & INCOME FUND L P
filed 1999-08-18
CIK 845394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX MONTH PERIOD                              COMMISSION FILE
ENDED JUNE 30, 1999                                   NUMBER 033-26427

TELECOMMUNICATIONS GROWTH & INCOME FUND L.P.
(Name of small business issuer in its charter)

             Virginia	                                54-1482898
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

6107 Arlington Blvd., Su. A, Falls Church, VA               22044
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

FORM 10-QSB

For the Six Month Period Ended June 30, 1999




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

CONSOLIDATED FINANCIAL STATEMENTS




INDEX



CONSOLIDATED BALANCE SHEETS
 June 30, 1999 (Unaudited) and December 31, 1998 (Audited)                 4-5

CONSOLIDATED STATEMENTS OF OPERATIONS
 Six months ended June 30, 1999 (Unaudited)                                  6

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
 For the year ended December 31, 1998 (Audited) and
 for the six months ended June 30, 1999 (Unaudited)                          7

CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the six months ended June 30, 1999 and 1998 (Unaudited)               8-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               10-12





TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 1999 AND DECEMBER 31, 1998



ASSETS


	                                                June 30, 1999  Dec. 31,1998
                                                    (Unaudited)      (Audited)

CASH AND CASH EQUIVALENTS                             $216,433	     $1,978,000

RECEIVABLES:
	Rent                                                       -          11,829
	Affiliates                                                 -           1,844
	Other                                                      -              88

		                                                          -	         13,761

	  Total current assets                                216,433      1,991,761


	LAND                                                        -         86,643
	BUILDINGS, net of accumulated
	  depreciation of  $-0- and $124,477                        -        142,268
	COMMUNICATIONS TOWERS, net of accumulated
	  depreciation of $-0- and $601,133                         -        	786,167
	EQUIPMENT,  net of accumulated depreciation
	  depreciation of $-0- and $2,568                           -	          2,055

		                                                           -	     1,017,133

OTHER ASSETS:
	INTANGIBLE ASSETS, net of accumulated
	  amortization of $-0- and $878,334                          -       	106,666
   Escrow fund receivable                                     -             -
	Other assets                                                 -         6,936

		                                                           - 	      113,602

	Total Assets                                           $216,433	  $3,122,496








The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                    June 30,1999 Dec. 31, 1998
                                                     (Unaudited)	     (Audited)

CURRENT LIABILITIES:
	Accrued liabilities                                 $216,433       $20,559
	Deferred income                                           -         12,620
	Security deposits                                         -          9,625
	  Total current liabilities                          216,433        42,804


MINORITY INTEREST IN TOWER VENTURES
  LIMITED PARTNERSHIP                                        -          9,959

MINORITY INTEREST IN UNITED MOBILE
  NETWORKS L.P.                                              -         12,877

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                            -        (32,010)

  Investor Limited Partners                                  -      3,088,866

	                                                          -      3,056,856

  Total Liabilities and Partners'
	  Capital (Deficit)                                 $216,433    $3,122,496





The accompanying notes are an integral
part of these consolidated financial statements.




TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED

JUNE 30, 1999 AND 1998 (UNAUDITED)



	   		               Six Months Ended
                                                               June 30,
                                                            1999        1998
REVENUES:
  Rental income                                          $51,384    $391,296

COSTS AND EXPENSES:
  Operating, general and administrative                  191,791      82,825
  Management fees
   - affiliates                                            1,894      20,756
   - others                                                7,441      40,311
  Depreciation and amortization                            8,897      49,527

                                                         210,023     193,419

OPERATING INCOME                                        (158,640)    197,877

OTHER INCOME (EXPENSES):
Interest income                                           51,418      74,941
Gain on sale of communications business                7,036,658          -
Loss on disposition of equipment                          (1,284)         -
Disposition fees                                        (346,650)         -

INCOME BEFORE ALLOCATION TO
 MINORITY INTERESTS                                    6,581,502     272,818

MINORITY INTEREST IN TOWER VENTURES
 LIMITED PARTNERSHIP                                       9,959      (2,686)

MINORITY INTEREST IN UNITED MOBILE
 NETWORKS L.P.                                            12,877        (632)

NET INCOME                                            $6,604,338    $269,500

ALLOCATION OF NET INCOME:
  General Partner                                       $639,223      $2,695

  Investor Limited Partners                           $5,965,115    $266,805

  Net income per Investor Limited Partner Unit         $1,118.32      $50.02





The accompanying notes are an integral
part of these consolidated financial statements.



TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 1998 (AUDITED) AND FOR THE

SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)


		Investor
	General	Limited
	Partner	Partners	Total



BALANCE, January 1,
  1998	$(30,081)	$3,279,749	$3,249,668

Distributions	   (7,274)	(720,090)	(727,364)

Net Income	 5,345	 529,207	 534,552

BALANCE, December 31,
   1998	   (32,010)	3,088,866	3,056,856

Distributions	    (607,213)	(9,053,981)	(9,661,194)

Net Income	 639,223	 5,965,115	 6,604,338

BALANCE, June 30,
    1999	$   -   	$   -    	$       -






The accompanying notes are an integral
part of these consolidated financial statements

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 1999 AND 1998
(UNAUDITED)



                                                         Six Months Ended
                                                             June 30,

                                                      1999               1998


 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $6,604,338      $269,500
  Adjustments to reconcile income to net
    cash provided by operating activities:
      Depreciation and amortization                         771        49,527
      Imputed interest on additional consideration
        Receivable                                           -        (18,903)
	Gain on sale of communications business
	   net of cash transfers                           1,121,744            -
	Loss on disposition of equipment                       1,284            -
	Changes in assets and liabilities:
		Decrease in receivables                         13,761        12,999
		Increase (decrease) in accrued liabilities     195,874       (30,661)
		Increase (decrease) in deferred revenue        (12,620)       23,387
		Increase (decrease) in minority interests      (22,836)           68
		Increase in accounts payable-affiliates             -          3,171
		Decrease in security deposits                   (9,625)           -
		Decrease in deposits, prepaid
		  expenses and other assets                      6,936         6,064

  Net cash provided by operating activities           7,899,627       315,152

CASH FLOWS FROM INVESTING ACTIVITIES:
  Discount on cost of capital improvements                 -           2,362
 Net cash provided by investing activities                -            2,362

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                      (9,661,194)     (457,970)

  Net cash used in financing activities              (9,661,194) 	    (457,970)

DECREASE IN CASH AND CASH EQUIVALENTS                (1,761,567)     (140,456)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,978,000       335,062

CASH AND CASH EQUIVALENTS, END OF PERIOD               $216,433      $194,606




The accompanying notes are an integral
part of these consolidated financial statements.

TELECOMMUNICATIONS GROWTH AND INCOME FUND L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 1999 AND 1998
(UNAUDITED)






                                                 Six Months Ended June 30,
                                                      1999            1998



The following non-cash activities
	resulted from the sale of
	of UMN L.P. assets:


	Imputed interest receivable                     $   -          $ 18,903




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

	Cash Equivalents

	For purposes of the statement of cash flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include an investment in a mutual fund investing in short-term U.S. Treasury obligations of $173,025, and $60,617 at June 30, 1999 and December 31, 1998, respectively.

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

	For the six months ended June 30, 1999 and 1998, Tower Ventures reported net income of $7,036,658 and $269,609 respectively.  The 1% minority interest of
$-0- and $2,696, respectively, is reflected in the consolidated statement of operations as Minority Interest in Tower Ventures' net income.

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


	For the six months ended June 30, 1998, UMN L.P. reported net income of $63,151. The 1% minority interest of $632 is reflected in the consolidated statement of operations as Minority Interest in UMN L.P.'s net income.

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

	Income per Investor Limited Partner Unit

	Income per Investor Limited Partner Unit is calculated by dividing the allocation of income to Investor Limited Partners by the weighted average number of units outstanding during the six months ended June 30, 1999 and 1998 of 5,334 units.


2.  RELATED PARTY TRANSACTIONS

	The General Partner is entitled to a management fee of 5% of the gross revenues, not including proceeds from the sale, exchange or other disposition of the businesses. Management fees for the six months ended June 30, 1999 and 1998 were $1,894 and $20,756, respectively.

	The General Partner is entitled to a disposition fee (after the Limited Partners have received from distributions an amount equal to their Capital Contributions plus a return equal to at least 6% of their Capital Contributions per annum) of 3% of the sales price of the Communications Business being sold. Disposition fees paid for the six months ended June 30, 1999 were $255,930 from the net sales proceeds from the sale of Tower Ventures and $90,720 from the net sales proceeds from the sale of UMN L.P.

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

	Total consideration under the asset purchase agreement was $8,531,000 ("Purchase Price"), which was paid by $7,906,000 in cash to Tower Ventures and $625,000 in cash to be held in escrow until distributed in accordance with the terms of an Escrow Agreement (the "Escrow Agreement"). On January 19, 1999, Tower Ventures received cash at closing in the amount of $7,797,217, which was the Purchase Price of $8,531,000, net of closing costs of $86,395, the Escrow Deposit of $625,000, adjustments for the seller's pro rata share of 1999 prepaid taxes of $1,582, and the buyer's pro rata share of January lease receipts of $23,970. Additional closing costs for sales commissions and legal fees totaling $266,228 were incurred and paid out of cash received at closing. An additional commission of $28,100 was due to be paid upon receipt of escrow proceeds.

	During the period between the Closing Date and May 17, 1999, the Purchaser had the right to perform due diligence inspections of the Real Property and the Tower Business, to determine whether any latent defects exist in the structural integrity of the tower based on its use as of the Closing Date, and the validity of the Seller's representations in the Purchase Agreement.
Purchaser was to provide Seller and the Escrow Agent with written notification, no later than May 17, 1999, of any adjustments, up to a maximum of $625,000, to the Purchase Price resulting from the inspection that materially adversely affect the Real Property or the Tower Business. If Purchaser failed to provide Seller and the Escrow Agent with any such notice by May 17, 1999, then Purchaser would be deemed to have waived any right to adjust the Final Payment, and the Escrow Agent should release the entire Escrow Deposit and all interest thereon to Seller. On May 17, 1999, the full amount of the Escrow Deposit was paid to the Partnership. All interest on the escrowed funds in the amount of $8,009 was also received during the quarter ended
June 30, 1999.

	As all business activities of the Partnership are completed, all liabilities are accrued and all cash available for distribution has been paid as of June 30, 1999, the Partnership will be dissolved before the end of 1999. This report is the final filing of the Partnership.

Item 2.	Management's Discussion and Analysis or Plan of Operation



Results of Operations

	For the six months ended June 30, 1999, Partnership operations consisted of operating the communications tower owned by Tower Ventures until the sale on
January 19, 1999 of the tangible and intangible assets used or held for use in connection with Tower Ventures' tower business.  All business activities of the
Partnership have ceased as of June 30, 1999.  All future liabilities of the
Partnership have been accrued and final distributions have been made to the partners.  The Partnership will be dissolved before the end of 1999.

	Rental revenues from the communications tower (Tower Ventures) for the period January 1 - 19, 1999, the date of sale, were $51,384. Costs and expenses were $52,754 for the six months ended June 30, 1999.

	Operating, general and administrative expense consisted of operating costs of Tower Ventures were $37,187 for the six months ended June 30, 1999. The remaining $154,605 represents legal and accounting fees of $77,137 and other administrative costs of $77,468, and includes costs of winding-up the affairs of the Partnership. Management fees during this six month period consisted of fees incurred by Tower Ventures of $7,441 and management fees of $1,895 to Telecommunications Growth & Income Fund Management Limited Partnership, the general partner.

	Operating loss was $158,640 for the six months ended June 30, 1999. Depreciation and amortization was $8,897.

	Interest income of $51,417 represents income earned on cash investment of the collected note receivable and additional consideration receivable from the sale of the SMR business of $1,800,000 and of the net proceeds from the sale of Tower Ventures of $8,127,888.

	For the six months ended June 30, 1998, the Partnership had positive cash flow from operations of $7,899,647. During the six months ended June 30, 1999, the Partnership made distributions to investor limited partners in the amount of $9,053,981, or 170% of contributed capital. These distributions were funded from operating cash flow without considering amortization and depreciation;
from the final principal payment of the note receivable of $1,300,000 and payment of additional consideration receivable of $500,000 on December 31, 1998 from the sale of the SMR businesses; and, from the $8,127,888 net sales proceeds received from the sale of Tower Ventures.


Financial Condition

The Partnership has current assets consisting of cash and cash equivalents equal to current liabilities of $216,433 at June 30, 1999.

	The Partnership has made a final distribution to the partners after the collection of the funds held in escrow, received in May, 1999, and is winding-up the affairs of the Partnership. The Partnership will file its final tax return during 1999 and the Partnership will be liquidated. This is the final financial statement for the Partnership.



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

                                           TELECOMMUNICATIONS GROWTH &
                                             INCOME FUND L.P.

                                           BY:  TELECOMMUNICATIONS GROWTH
                                                & INCOME FUND MANAGEMENT
                                                LIMITED PARTNERSHIP
                                                General Partner

                                           BY:  TELECOMMUNICATIONS GROWTH
                                                & INCOME FUND, INC.
                                                General Partner


DATE:  August 14, 1999                     BY:   /s/ Randall N. Smith
                                                Randall N. Smith, President
                                                Chief Executive Officer and
                                                Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

DATE:  August 14, 1999                     BY:   /s/ Randall N. Smith
                                                 Randall N. Smith, President,
                                                 Chief Executive Officer and
                                                 Director


DATE:  August 14, 1999                     BY:   /s/ B. Eric Sivertsen
                                                 B. Eric Sivertsen, Vice-
                                                 President, Secretary,
                                                 Director
                                                 and Chief Financial and
                                                 Accounting Officer